Form 10-Q
period 1995-09-30
D&N FINANCIAL CORP
filed 1995-11-13
CIK 830143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q
         (Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995

                                       OR

              [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _____________
Commission file number   0-17137


                        D&N FINANCIAL CORPORATION
         -------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                    Delaware                     38-2790646
         ------------------------------     --------------------
     (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)      Identification No.)

           400 Quincy Street, Hancock, Michigan  49930
     -------------------------------------------------------
              (Address of principal executive offices)

                           (906)  482-2700
         -------------------------------------------------------
           (Registrant's telephone number, including area code)


         -------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [  ]



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $0.01 par value        6,740,967
            -----------------------------  --------------------
                      (Class)              (Shares Outstanding
                                             as of November 3, 1995)


================================================================================

                           D&N FINANCIAL CORPORATION


                                     INDEX


                                                                  Page No.

PART I   Financial Information
         Consolidated statements of condition -
                  September 30, 1995 and December 31, 1994            3

         Consolidated statements of income -
                  three months ended September 30, 1995 and 1994
                  nine months ended September 30, 1995 and 1994       4

         Consolidated statements of cash flows -
                  nine months ended September 30, 1995 and 1994       5

         Notes to consolidated financial statements                   6

         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       9


PART II  Other Information                                           17

                           D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                  September 30,   December 31,
                                                    1995           1994
                                               ----------------------------
                                                        (In thousands )
                                                 ----------------------------
ASSETS
------
   Cash and due from banks                          $    2,950    $    9,174
   Interest-bearing deposits in other banks              3,703        18,950
                                                    ------------------------
     Total cash and cash equivalents                     6,653        28,124
   Investment securities (market value of
     $57,194,000 in 1995 and $19,775,000 in 1994)       57,001        19,775
   Investment securities available for sale
     (at market value)                                  35,601        61,536
   Mortgage-backed securities (market value of
     $73,085,000 in 1995 and $77,153,000 in 1994)       72,510        79,616
   Mortgage-backed securities available for
     sale (at market value)                             59,045        67,030
   Loans receivable (including loans held
     for sale of $10,322,000 in 1995)                  917,032       809,447
     Allowance for loan losses                          (9,200)       (8,199)
                                                    ------------------------
     Net loans receivable                              907,832       801,248
   Other real estate owned, net                          1,127         6,190
   Federal income taxes                                  3,580         4,505
   Office properties and equipment, net                 14,450        14,223
   Excess of cost over net assets of
     association acquired                                   83           384
   Other assets                                          7,304         6,062
                                                    ------------------------
                                                    $1,165,186    $1,088,693
                                                    ========================
LIABILITIES
-----------
   Checking and NOW accounts                        $   84,914    $   91,484
   Money market accounts                                82,372        94,543
   Savings deposits                                    138,754       125,399
   Time deposits                                       530,376       471,392
   Accrued interest                                      1,372         1,257
                                                    ------------------------
     Total deposits                                    837,788       784,075
   Securities sold under agreements
     to repurchase                                      41,346        28,627
   FHLB advances and other borrowed money              207,487       198,230
   Advance payments by borrowers and
     investors held in escrow                           10,587        15,288
   Other liabilities                                     5,908         9,850
                                                    ------------------------
                             Total liabilities       1,103,116     1,036,070
STOCKHOLDERS' EQUITY
--------------------
   Preferred stock (1,000,000 shares
     authorized; none issued)                             --            --
   Common stock, $.01 par value per share (shares
     authorized - 10,000,000; shares outstanding -
     6,750,521 in 1995 and  6,742,329 in 1994)              68            67
   Additional paid-in capital                           48,001        47,987
                                                    ------------------------
     Total paid-in capital                              48,069        48,054
   Retained earnings - substantially restricted         12,762         5,906
   Less cost of treasury stock (21,456 shares
     in 1995 and 1994)                                    (213)         (213)
   Unrealized holding gains (losses) on debt
     securities available for sale, less tax
     effect                                              1,452        (1,124)
                                                    ------------------------
                    Total stockholders' equity          62,070        52,623
                                                    ------------------------
                                                    $1,165,186    $1,088,693
                                                    ========================

See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                      Three Months Ended            Nine Months Ended
                                                          September 30,                September 30,
                                                      1995           1994            1995         1994
                                                    ---------------------------------------------------
                                                                 (In thousands except per share)
                                                    ---------------------------------------------------
Interest income:
   Loans                                            $ 18,195      $ 14,746       $ 51,718      $ 41,162
   Mortgage-backed securities                          2,508         1,746          7,893         4,997
   Investments and deposits                            1,702         1,042          5,070         3,669
                                                    ---------------------------------------------------
                           TOTAL INTEREST INCOME      22,405        17,534         64,681        49,828

Interest expense:
   Deposits                                            9,739         6,992         26,524        20,957
   Securities sold under agreements
     to repurchase                                       206           149          1,204           442
   FHLB advances and other borrowed money              3,700         2,022         10,200         4,762
   Interest rate instruments                             212         2,304          2,421         8,313
                                                    ---------------------------------------------------
                          TOTAL INTEREST EXPENSE      13,857        11,467         40,349        34,474
                                                    ---------------------------------------------------
                             NET INTEREST INCOME       8,548         6,067         24,332        15,354
Provision for loan losses                                500          --            1,500          --
                                                    ---------------------------------------------------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES       8,048         6,067         22,832        15,354

Noninterest income:
  Loan servicing and administrative fees, net            598           611          1,607         1,708
  Deposit related fees                                   818           900          2,310         2,271
  Gain on loans held for sale                            571             2            583           230

  Other income                                            43           642            132         1,166
                                                    ---------------------------------------------------
                                                       2,030         2,155          4,632         5,375
  Gain (loss) on investment securities                  --            --        (     120)         --
  Gain on loans and mortgage-backed securities          --              34            899           843
  Gain on sale of loan servicing rights                 --             140           --             140
                                                    ---------------------------------------------------
                        TOTAL NONINTEREST INCOME       2,030         2,329          5,411         6,358

Noninterest expense:
  Compensation and benefits                            3,407         3,545         10,886        10,459
  Occupancy                                              567           480          1,602         1,469
  Other expense                                        2,691         2,404          7,575         7,459
                                                    ---------------------------------------------------
   General and administrative expense                  6,665         6,429         20,063        19,387


  Other real estate owned, net                     (     239)    (     128)     (     704)    (   2,138)
  Amortization of intangibles                             77           151            290           326
  Federal deposit insurance premiums                     579           616          1,738         1,947
                                                    ---------------------------------------------------
                       TOTAL NONINTEREST EXPENSE       7,082         7,068         21,387        19,522
                                                    ---------------------------------------------------
                INCOME BEFORE INCOME TAX EXPENSE       2,996         1,328          6,856         2,190


Federal income tax expense                              --            --             --            --
                                                    ---------------------------------------------------
                                      NET INCOME    $  2,996       $ 1,328       $  6,856      $  2,190
                                                    ===================================================


Earnings per share:
                                         PRIMARY    $   0.45       $  0.20       $   1.02      $   0.33
                                                    ===================================================

                                   FULLY DILUTED    $   0.41       $  0.20       $   0.96      $   0.33
                                                    ===================================================




See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                            1995          1994
                                                         --------------------------
                                                              (In thousands)
                                                       --------------------------
OPERATING ACTIVITIES
Net income                                                $  6,856       $  2,190
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                 1,500             --
   Depreciation and amortization of
     office properties and equipment                         1,348          1,383
   Amortization of net premiums (discounts) on
     purchased loans and securities                         (2,676)            71
   Originations and purchases of loans held for sale       (52,966)       (15,432)
   Proceeds from sales of loans held for sale               44,041         43,691
   Loss on investment securities                               120             --
   Gain on sale of loans and mortgage-backed securities       (899)          (843)
   Gain on sale of loan servicing rights                        --           (140)
   Amortization and writedowns of loan servicing rights        207          1,680
   Other                                                    (5,504)         7,326
                                                          -----------------------
     Net cash provided (used) by operating activities       (7,973)        39,926

INVESTING ACTIVITIES
   Proceeds from sales of investment securities
     available for sale                                     10,070             --
   Proceeds from maturities of investment
     securities                                             22,000        138,024
   Purchases of investment securities                      (42,658)      (101,736)
   Proceeds from sales of mortgage-backed securities
     available for sale                                      4,477         51,502
   Principal collected on mortgage-backed securities        13,519         33,278
   Mortgage-backed securities purchased                         --        (28,913)
   Proceeds from sales of loans                             35,218             --
   Loans purchased                                         (78,130)      (165,089)
   Net change in loans receivable                          (52,206)       (27,361)
   Decrease in other real estate owned                       5,063          6,411
   Sales of loan servicing rights                               --            140
   Purchases of office properties and equipment             (1,559)          (515)
                                                          -----------------------
     Net cash used by investing activities                 (84,206)       (94,259)

FINANCING ACTIVITIES
   Net change in time deposits                              58,984        (14,279)
   Net change in other deposits                             (5,385)       (18,382)
   Proceeds from notes payable, securities sold under
     agreements to repurchase and other borrowed money     795,982        441,213
   Payments on maturity of notes payable, securities
     sold under agreements to repurchase and other
     borrowed money                                       (774,187)      (346,179)
   Net change in advance payments by borrowers
     and investors held in escrow                           (4,701)       (39,359)
   Proceeds from issuance of stock                              59              9
   Purchase of stock warrants                                  (44)            --
                                                         ------------------------
     Net cash provided by financing activities              70,708         23,023
                                                         ------------------------
     Decrease in cash and cash equivalents                 (21,471)       (31,310)
Cash and cash equivalents at beginning of period            28,124         79,508
                                                         ------------------------
   Cash and cash equivalents at end of period             $  6,653       $ 48,198
                                                         ========================

See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2:  EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 6,724,687 and 6,720,152 for the three months ended September 30, 1995 and September 30, 1994, respectively, and 6,722,514 and 6,719,753 for the nine months ended September 30, 1995 and September 30, 1994, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 7,180,733 and 6,720,152 for the three months ended September 30, 1995 and September 30, 1994, respectively, and 7,178,560 and 6,719,753 for the nine months ended September 30, 1995 and September 30, 1994, respectively.


NOTE 3:  ALLOWANCE FOR LOAN LOSSES

The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from specific assets that have been identified as having greater than a normal risk of loss as well as losses from the remainder of the portfolio. Management's determination of the adequacy of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies, and other relevant factors. The allowance is increased by a provision for losses charged against income.

Changes in the allowance for loan losses are summarized as follows:



                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                               1995        1994           1995          1994
                                           ----------------------     ------------------------
                                                            (In thousands)
Balance at beginning of period               $  8,902    $  9,931     $  8,199       $ 11,420
Charge-offs:
    Single family                                  49          32          145            104
    Income producing property                     --        1,665          225          2,910
    Installment                                   242         207          666            580
                                            ---------------------     -----------------------
       Total                                      291       1,904        1,036          3,594
Recoveries:
    Single family                                 --         --              2              9
    Income producing property                     --         --            245           --
    Installment                                    89          78          290            270
                                            ---------------------     -----------------------
       Total                                       89          78          537            279
                                            ---------------------     -----------------------
       Net charge-offs                            202       1,826          499          3,315
Provision charged to operations                   500        --          1,500            --
                                            ---------------------     -----------------------
       Balance at end of period              $  9,200    $  8,105     $  9,200       $  8,105
                                            =====================     =======================



NOTE 4: FEDERAL INCOME TAXES

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

No federal income tax expense was recorded in any of the reporting periods as the Company offset taxes ordinarily payable by a realization, through a reduction in the valuation allowance previously provided, of prior years' net operating loss carryforwards.

NOTE 5:  RECENTLY ISSUED ACCOUNTING STANDARDS

In May 1995, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Mortgage Servicing Rights". SFAS 122 requires that the rights to service mortgage loans, however those servicing rights are acquired, be recognized as separate assets. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Capitalized mortgage servicing rights are to be assessed for impairment based on the fair value of those rights.

SFAS 122 applies prospectively in fiscal years beginning after December 15, 1995 with earlier application encouraged. The Company adopted SFAS 122 as of July 1, 1995. The effect of adopting SFAS 122 was to increase net income for the three months and nine months ended September 30, 1995 by $458,000 or $.07 per share ($.06 per fully diluted share).




NOTE 6:  RECLASSIFICATIONS

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the current period presentation.

                           D&N FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis provides information regarding D&N Financial Corporation's (D&N or the Company) financial condition and results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994. Ratios for the three-month and nine-month periods are stated on an annualized basis. Results of operations for the 1995 periods are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

  NET INCOME

        The Company recorded net income for the third quarter ended September 30, 1995 of $3.0 million, compared to net income of $1.3 million in the third quarter of 1994. Return on assets and return on equity were 1.04% and 19.97%, respectively, during the quarter ended September 30, 1995, compared to 0.51% and 10.13%, respectively, during the quarter ended September 30, 1994. The increase in net income was due primarily to an increase in net interest income reduced somewhat by an increase in the provision for loan losses and lower gains on sales of assets.

        For the nine months ended September 30, 1995, the Company recorded net income of $6.9 million, compared to net income of $2.2 million for the nine months ended September 30, 1994. Return on assets and return on equity were 0.82% and 15.93%, respectively, during the nine months ended September 30, 1995, compared to 0.28% and 5.77%, respectively, during the nine months ended September 30, 1994. The increase in net income was due to an increase in net interest income reduced somewhat by decreases in gains on sales of assets and gains on sales of other real estate owned and increases in the provision for loan losses and operating expenses.

   NET INTEREST INCOME

        Net interest income, or the difference between interest earned on interest earning assets such as loans and investment securities and interest paid on sources of funds such as deposits and borrowings, is a significant component of the Company's earnings. Net interest income is affected by changes in both the balance of and the rates on interest earning assets and interest bearing liabilities and the amount of interest earning assets funded with non-interest or low-interest bearing funds.

        Net interest income increased $2.5 million to $8.5 million for the quarter ended September 30, 1995 compared to $6.0 million for the quarter ended September 30, 1994. The increase was due to increased volume and improved yields on variable rate and short lived assets and to lower net expense on the Company's interest rate exchange agreements due to maturities and repricing, partially offset by increases in interest paid on FHLB advances and deposits due to higher volumes and general increases in market interest rates.

        Similarly, net interest income increased $9.0 million to $24.3 million for the nine months ended September 30, 1995 from $15.3 million for the nine months ended September 30, 1994. The same factors that explained the third quarter comparison were present during the year-to-date comparative periods.

        In recent years, the Company experienced a significant decrease in earnings on loans receivable as rate sensitive portions of the portfolio repriced at lower interest levels, as several commercial real estate loans reached a nonperforming status and were transferred to other real estate owned, and as commercial real estate lending was temporarily curtailed. Additionally, the Company realized lower earnings on its portfolio of mortgage derivative products due to lower balances, attributed to sales and amortization, plus lower yields compared to prior years. To varying degrees, offsetting these factors was a reduction in interest bearing liabilities as the Company, consistent with plans to shrink its balance sheet and increase its capital ratios, experienced deposit outflows and reduced its reliance on wholesale borrowings. More recently, after raising additional capital in December 1993 and due to an increase in market interest rates, the Company has begun to increase its net interest earning assets and to realize increased net yields. In addition, the Company has incurred significantly lower interest expense on interest rate instruments as $157 million notional amount of these instruments have matured since January 1, 1994, with the remaining $17 million scheduled to mature during the fourth quarter of 1995. The result of these factors is that net interest margin has steadily improved during recent quarters. Net interest margin was 3.06% for the third quarter of 1995, compared to 2.48% for the third quarter of 1994. For the first nine months of 1995, net interest margin was 3.05%, compared to 2.10% for the first nine months of 1994.

   PROVISION FOR LOAN LOSSES

        A provision for loan losses is charged to income based on the size and quality of the loan portfolio measured against prevailing economic conditions. This process is accomplished through a formal review analysis. The provision is recorded in sufficient amounts to maintain the allowance for possible loan losses at a level in excess of that expected by management to be required to cover specific exposures in the portfolio.

        In light of the significant growth of the loan portfolio the Company recorded a $500,000 provision for loan losses during the quarter ended September 30, 1995 and $1.5 million during the nine months ended September 30, 1995. No provision for loan losses was recorded during either the three months or the nine months ended September 30, 1994.

   NONINTEREST INCOME

        Total noninterest income decreased to $2.0 million during the quarter ended September 30, 1995, from $2.3 million recorded in the third quarter of 1994. As discussed in Note 5 of Notes to Consolidated Financial Statements, the adoption of SFAS 122 resulted in an increase in noninterest income of $458,000 during the current year quarter. Offsetting this increase was the fact that, during the prior year quarter, the Company sold its investment in a residential real estate development joint venture and realized a gain of $662,000. Additionally, during the prior year quarter, the Company sold most of its portfolio of purchased mortgage servicing rights (PMSRs) which resulted in a gain of $140,000.

        Total noninterest income decreased to $5.4 million during the nine months ended September 30, 1995, from $6.4 million recorded during the nine months ended September 30, 1994. In addition to the items described in the quarterly comparison, the Company also realized lower gains on sales of loans and securities and a decrease in other income. Other income decreased as the prior year period included realization of income from transactions on which income had been previously deferred.


   NONINTEREST EXPENSE

        Total noninterest expense incurred during the quarter ended September 30, 1995 was largely unchanged from that recorded during the quarter ended September 30, 1994, $7.1 million during both periods. Compensation and benefits decreased due to an adjustment in accounting for post-retirement medical benefits, and the net cost of other real estate owned (OREO) decreased due to the sale of two commercial OREO properties during the quarter. Offsetting the decreases were normal anticipated increases in occupancy and other general and administrative expenses.

        Total noninterest expense increased $1.9 million to $21.4 million during the nine months ended September 30, 1995, compared to $19.5 million during the nine months ended September 30, 1994. The most significant factor was a decrease of $1.4 million in net gains from OREO as several more commercial OREO properties were disposed of in the prior year period compared to the current year-to-date period. Additionally, general and administrative expense increased $676,000 due to general salary and wage increases and increased marketing efforts. A reduction of $209,000 in noninterest expense was realized from a reduction in the Company's federal deposit insurance assessment rate.


   FEDERAL INCOME TAX EXPENSE

        No federal income tax expense was recorded in any of the reporting periods as the Company had significant tax basis net operating loss carryforwards.



FINANCIAL CONDITION

        Total assets at September 30, 1995 were $1.17 billion, an increase of $76.5 million from December 31, 1994. Earning assets represented approximately 97% of total assets as of September 30, 1995, substantially the same as at year-end 1994.

   CASH, DEPOSITS AND INVESTMENT SECURITIES

        Cash, deposits and investment securities were $99.3 million at September 30, 1995, down $10.2 million from December 31, 1994. During the period, a significant portion of the Company's liquidity portfolio was used to partially fund loan demand.

   MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities decreased $15.1 million from year-end 1994 to $131.6 million at September 30, 1995. The decrease was due primarily to repayments of $13.5 million partially offset by an increase of $2.6 million in market value recognized through stockholders' equity on mortgage-backed securities available for sale. Additionally, $4.5 million of low-yielding mortgage-backed securities were sold from the available-for-sale portfolio and replaced with higher yielding government-backed securities.

   NET LOANS RECEIVABLE

        Net loans receivable increased $106.6 million during the period to $907.8 million at September 30, 1995. Loan originations of $290.4 million and purchases of $78.1 million exceeded repayments of $183.9 million and sales of $78.2 million. Loan originations during the nine months ended September 30, 1995 were up compared to to the first nine months of 1994. Consumer loan originations were $148.7 million compared to $100.4 million, while real estate and commercial loan originations were $141.7 million compared to $83.8 million.

           NONPERFORMING ASSETS AND RISK ELEMENTS

        The following table sets forth the amounts and categories of risk elements in the Company's loan portfolio.

                                      September 30,  December 31,
                                          1995          1994
                                       --------------------------
                                        (Dollars in thousands)
Nonaccruing loans                       $  14,200   $ 17,995
Accruing loans delinquent more
    than 90 days                              --          --
Restructured loans                            --          --
                                        --------------------
           Total nonperforming loans       14,200     17,995
Other real estate owned (OREO)              1,360      6,520
                                        --------------------
           Total nonperforming assets    $ 15,560   $ 24,515
                                         ===================

Nonperforming loans as a
    percentage of total loans                1.55%     2.22%
                                          ==================

Nonperforming assets as a
    percentage of total assets               1.34%     2.25%
                                          ==================

Allowance for loan losses as a
    percentage of nonperforming loans       64.79%    45.56%
                                          ==================

Allowances for loan and OREO
  losses  as a percentage of
  nonperforming assets                      60.62%    34.79%
                                          ==================


         Nonperforming assets, before allowances for loan and OREO losses, decreased $9.0 million during the period due primarily to the sale of three repossessed commercial real estate properties and as several residential and commercial real estate loans either made principal payments or paid off.

 MORTGAGE SERVICING RIGHTS (MSRS)

    The Company's investment in MSRs increased during the period to $1.2 million at September 30, 1995. As discussed earlier, the Company adopted SFAS 122, effective July 1, 1995, which allowed the Company to capitalize as separate assets $458,000 of originated mortgage servcing rights (OMSRs). At September 30, 1995, the Company also had $759,000 of PMSRs. The following table details activity in the portfolio for the periods indicated.

                                  Nine Months        Year Ended
                                     Ended           December 31,
                                 September 30, 1995     1994
                                 ---------------------------------
                                     (Dollars in thousands)
Balance at beginning of period     $     968       $   9,870
Additions:
   Capitalized servicing                 458              --
   Purchases                              --              --
Reductions:
   Scheduled amortization                106           1,315
   Additional amoritzation due
     to changes in prepayment
     assumptions                          58             421
   Impairment                             43              --
   Sales                                  --           7,148
   Transfers to loan portfolio
     under recourse and other
     provisions                            2              18
                                   ---------       ---------
          Total                          209           8,902
                                   ---------       ---------
Balance at end of period           $   1,217       $     968
                                   =========       =========

Fair market value at end of period $   1,227       $     912
                                   =========       =========

   DEPOSITS

     Deposits increased $53.7 million during the period to $837.8 million at September 30, 1995. An increase of $59.1 million in certificates of deposit plus an increase of $13.4 million in regular savings accounts exceeded decreases of $6.6 million in checking accounts and $12.2 million in money market accounts. The Company's cost of deposits increased to 4.75% at September 30, 1995, compared to 3.96% at December 31, 1994, as result of a general increase in market rates of interest.

   BORROWINGS

     Total borrowings increased $22.0 million during the period to $248.8 million at September 30, 1995 in order to fund anticpated loan demand. The Company's cost of borrowings was 6.11% at September 30, 1995, compared to 6.35% at December 31, 1994.

   CAPITAL

         According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at September 30, 1995 exceeded these requirements.

                        Tangible       Core       Risk-Based
                        Capital       Capital       Capital
                       ---------     ---------    ----------
                               (Dollars in thousands)
Actual capital         $  58,755     $  58,755     $  67,510
Required capital          17,662        35,324        55,998
                       ---------     ---------     ---------
Excess capital         $  41,093     $  23,431     $  11,512
                       =========     =========     =========

Actual ratio                4.99%         4.99%         9.64%
                       =========     =========     =========

Required ratio              1.50%         3.00%         8.00%
                       =========     =========     =========

         Consolidated stockholders' equity was $62.1 million at September 30, 1995 and represents 5.33% of consolidated assets.


   LIQUIDITY

         Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. At September 30, 1995, the Bank's average liquidity ratio was 6.11%. At September 30, 1995, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $205 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

   REGULATORY ISSUES

         Deposits of savings institutions such as the Bank are presently insured by the SAIF, which along with the BIF, is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are likely to experience lower deposit insurance premiums in the future because the BIF has higher reserves and is expected to be responsible for fewer troubled institutions than the SAIF. As a result of the BIF achieving its statutory reserve ratio, the FDIC has proposed that the premium schedule for BIF members be revised to provide a range of .04% to .31% of insured deposits (as compared to the current range of .23% to .31% of insured deposits for BIF and SAIF-insured institutions), so that well capitalized and healthy BIF members would pay the lowest premiums. It is not anticipated that SAIF will be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. A recapitalization plan under consideration by the Treasury Department, the FDIC, the OTS and the Congress reportedly provides for a special assessment of .85% to .90% to be imposed on all SAIF insured deposits to eliminate the disparity. No assurance can be given, however, as to whether the FDIC's proposal or a recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF-member institutions.

                           D&N FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS
             None


ITEM 2. CHANGES IN SECURITIES
             None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
             None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None


ITEM 5. OTHER INFORMATION

              On November 13, 1995, the Company announced that it had signed a definitive agreement in its previously-announced acquisition of Macomb Federal Savings Bank of St. Clair Shores, Michigan. The transaction will take the form of a stock swap valued at $48 per share of Macomb Federal common stock. At June 30, 1995, Macomb had equity capital of $6.09 million and 186,604 common shares outstanding.
              The transaction will be accounted for as a pooling of interests. The merger is expected to be completed in the first half of 1996, subject to regulatory and shareholder approvals. At September 30, 1995, Macomb had $42.0 million in assets and $34.5 million in deposits.

                           D&N FINANCIAL CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are included herein:

              (11)  Statement re: computation of per share
                       earnings

              (27)  Financial Data Schedule

              (99)  Additional exhibits

                        i.  Interest rate/volume analysis:
                              quarter ended 9/30/95 vs.
                                quarter ended 9/30/94 and
                                  nine months ended 9/30/95 vs.
                                           nine months ended 9/30/94
                       ii. Loan portfolio risk elements
                      iii. Interest rate exchange agreement

         (b)  Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        D&N FINANCIAL CORPORATION





                                        /s/  George J. Butvilas
                                        --------------------------------
                                        George J. Butvilas, President and
                                          Chief Executive Officer





                                        /s/   Kenneth R. Janson
                                        ----------------------------------
                                        Kenneth R. Janson,
                                        Executive Vice President/Chief
                                          Financial Officer and Treasurer





Date:   November 10, 1995
        --------------------

                                EXHIBIT INDEX



Exhibit           Description                     Page
  No.
-------           -----------                     ----
  27              Financial Data Schedule

  11              Statement re: Computation of per share earnings

  99i             Interest rate/volume analysis:
                  quarter ended 9/30/95 vs. quarter ended 9/30/94 and nine months ended 9/30/95 vs. nine months ended 9/30/94

  99ii            Loan portfolio risk elements

  99iii           Interest rate exchange agreement
