Form 10-K405
period 1995-12-31
D&N FINANCIAL CORP
filed 1996-03-28
CIK 830143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [FEE REQUIRED]

       For the Fiscal Year Ended December 31, 1995

                              OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [NO FEE REQUIRED]

     For the transition period from ____________ to____________________

       Commission File Number 0-17137

                         D & N FINANCIAL CORPORATION
    ---------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


              Delaware                                38-2790646
   -------------------------------             ------------------------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)              Identification Number)

      400 Quincy Street, Hancock, Michigan               49930
   ------------------------------------------        ------------
    (Address of Principal Executive Offices)          (Zip Code)


       Registrant's telephone number, including area code (906) 482-2700
                                                          --------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
          Securities Registered Pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.01 per share
    ---------------------------------------------------------------------
                              (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
 YES X .  NO    .
    ---      ---

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 1996, there were issued and outstanding 6,829,068 shares of the Registrant's Common Stock.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock at March 15, 1996, was $84,388,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

    PARTS II and IV of Form 10-K - Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995.

    PART III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1996.


================================================================================

                                     PART I

ITEM 1. BUSINESS

       D&N Financial Corporation ("D&N" or the "Company") is a financial services holding company organized under the laws of the state of Delaware. The Company's principal subsidiary is D&N Bank (the "Bank"), a federally chartered stock savings bank headquartered in Hancock, Michigan.

       The Bank was founded in 1889 and operated as a state-chartered mutual savings and loan association until February 1984, when it converted to a federal charter. In 1985, the Bank converted to a stock association, and in 1986, converted to a federal savings bank. The Bank adopted a holding company structure in July 1988. With total assets of $1.19 billion at December 31, 1995, D&N is the largest financial institution headquartered in Michigan's Upper Peninsula and the second largest savings institution headquartered in Michigan.

       D&N's primary business consists of attracting deposits from the general public and making real estate loans and consumer loans and other types of investments. The Company conducts its business through a network of 35 full-service community banking offices, including its main office in Hancock, Michigan, seven savings agency offices which provide depository services and three mortgage banking offices. The Bank's deposits are insured up to the maximum extent permitted by law by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System. The Bank is subject to supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the FDIC.

       In December 1993, the Company raised an additional $20.9 million of capital in a shareholder rights offering and began to implement growth and expansion strategies. At December 31, 1995, the Bank was in compliance with its regulatory capital requirements.

       The executive office of the Company is located at 400 Quincy Street, Hancock, Michigan 49930, telephone (906) 482-2700.

       Like many savings institutions, the operations of the Company's subsidiary are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS, the FDIC and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income which is the difference between the interest it receives on its loans and investment securities, and the interest it pays on its liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset/Liability Management."

LENDING ACTIVITIES

    GENERAL. The Bank, like most other savings institutions, has traditionally concentrated its lending activities on first mortgage conventional loans secured by residential real estate and, to a lesser extent, consumer loans and income producing property. Approximately $395.1 million or 59% of the Bank's total loans, excluding loans held for sale, secured by real estate as of December 31, 1995, permit periodic interest rate adjustments.


    LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of D&N's loan portfolio in dollar amounts and percentages, by type of loan.



                                                                           December 31
                         -----------------------------------------------------------------------------------------------------------

                                   1995                 1994                 1993                   1992                  1991
                         -----------------------------------------------------------------------------------------------------------
                            Amount     Percent     Amount   Percent     Amount    Percent      Amount   Percent     Amount   Percent
                         -----------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
TYPE OF LOAN
Real estate
  One to four family
    Permanent             $ 576,461    61.92%   $ 505,690    63.11%   $ 367,944    58.64%   $ 438,068    61.92%  $ 534,111    63.17%
    Construction             19,982     2.15        2,159     0.27        2,083     0.33        1,289     0.18       7,821     0.92
  Income producing
    property
    Permanent                89,176     9.58      115,162    14.37      131,372    20.93      173,122    24.47     217,129    25.68
    Construction             21,074     2.26       17,741     2.22       10,475     1.67          933     0.13       4,143     0.49
                          ---------   ------    ---------   ------    ---------   ------    ---------    -----   ---------   ------

Total real estate
  loans                     706,693    75.91      640,752    79.97      511,874    81.57      613,412    86.70     763,204    90.26

Consumer loans
    Automobile loans         81,885     8.79       46,711     5.83       34,220     5.45       32,494     4.59      29,328     3.47
    Home equity loans        60,003     6.44       39,939     4.98       23,058     3.67       18,702     2.64      18,976     2.24
    Home improvement         41,542     4.46       39,279     4.90       40,017     6.38       46,368     6.55      46,878     5.54
    Mobile home loans           417     0.04          619     0.08          776     0.12        1,170     0.17       1,505     0.18
    Unsecured                19,637     2.11       22,197     2.77       20,328     3.24        8,539     1.21       7,679     0.91
    Other                    35,913     3.86       22,120     2.76       16,130     2.57       12,084     1.71      12,082     1.43
                          ---------   ------    ---------   ------    ---------   ------    ---------    -----   ---------   ------

Total consumer loans        239,397    25.70      170,865    21.32      134,529    21.43      119,357    16.87     116,448    13.77

Commercial loans
    Revolving business
      loans                   1,119     0.12         --        --          --        --          --        --         --        --
    Term business loans       6,650     0.71        4,748     0.59         --        --          --        --         --        --
                          ----------  -------   ---------   -------   ---------   -------    --------   -------  ---------   -------

Total commercial loans        7,769     0.83        4,748     0.59         --        --          --        --         --        --
                          ----------  -------   ---------   -------   ---------   -------    --------   -------  ---------   -------

Loans receivable, gross     953,859   102.44      816,365   101.88      646,403   103.00      732,769   103.57     879,652   104.03

Less:
  Discounts(premiums)
    on loans purchased       (1,709)   (0.18)         999     0.12        2,896     0.46        5,448     0.77       8,385     0.99
  Allowance for losses        9,931     1.07        8,199     1.02       11,420     1.82       15,461     2.19      18,693     2.21
  Undisbursed portion of
    loan proceeds            13,198     1.42        4,213     0.53        2,750     0.44          404     0.06       1,434     0.17
  Deferred income             1,251     0.13        1,706     0.21        1,731     0.28        3,842     0.54       5,550     0.66
  Unearned income on
   consumer loans              --        --          --        --             1      --            44     0.01          14      --
                          ---------   ------    ---------   ------    ---------   ------    ---------   ------   ---------   ------
                              2,671     2.44       15,117     1.88       18,798     3.00       25,199     3.57      34,076     4.03
                          ---------   ------    ---------   ------    ---------   ------    ---------   ------   ---------   ------

Loans receivable, net     $ 931,188   100.00%   $ 801,248   100.00%   $ 627,605   100.00%   $ 707,570   100.00%  $ 845,576   100.00%
                          =========   =======   =========   =======   =========   =======   =========   =======  =========   =======

    LOAN MATURITIES. The following schedule illustrates the maturity structure of the Company's loan portfolio at December 31, 1995. Loans are shown as maturing in the period in which payment is due. This schedule does not reflect the effects of possible prepayments or enforcements of due-on-sale clauses.


                                          Residential
                                              and               Real Estate
                    Commercial         Income Producing         Construction
                       Loans                Property                Loan              Consumer Loans                Total
                ------------------    ------------------    -----------------      --------------------      -------------------
  Amounts
Due in Years              Weighted               Weighted              Weighted                Weighted                 Weighted
  Ending                   Average                Average               Average                 Average                  Average
December 31,      Amount    Rate        Amount     Rate       Amount      Rate        Amount     Rate           Amount     Rate
-------------   --------- --------    ---------  --------   ---------   -------     ---------  --------       ---------  -------
                                                          (Dollars in thousands)
1996             $  2,356    9.77%     $ 12,880     9.55%    $  26,225       8.31%     $ 49,647      9.41%    $  91,108      9.12%
1997                1,094    9.47        26,296     8.88         8,832       9.80        43,073      9.39        79,295      9.27
1998                1,206    9.44         9,869     9.00         5,488      10.02        44,905      9.48        61,468      9.45
1999-2000           2,416    9.49        28,447     9.38           337       9.20        87,869      9.15       119,069      9.21
2001-2005             307    9.13        54,047     8.17          --          --         11,178     10.32        65,532      8.54
2006-2010             170    9.64        84,240     7.91          --          --          1,083     10.24        85,493      7.94
Thereafter            168    9.18       446,192     7.45          --          --             55     10.00       446,415      7.45
                 --------             ---------              ---------                ---------               ---------

   Total         $  7,717    9.55%    $ 661,971     7.77%    $  40,882       8.87%    $ 237,810      9.37%    $ 948,380      8.23%
                 ========             =========              =========                =========

Plus:
  Accrued interest receivable,
   net of reserve for uncollected
   interest                                                                                                       5,479
  Deferred income and premiums                                                                                      458

Less:
  Loans in process                                                                                               13,198
  Loss and valuation allowances                                                                                   9,931
                                                                                                              ---------
                                                                                                              $ 931,188
                                                                                                              =========

      The total amount of loans, excluding loans held for sale, due after December 31, 1996 which have fixed interest rates is $262.3 million, while the amount of loans due after such date having floating or adjustable rates is $573.3 million.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Federally chartered savings institutions, like the Bank, have general authority to make real estate loans throughout the United States. D&N has originated residential mortgage loans secured by property both within and outside the State of Michigan. D&N has also purchased residential mortgage loans secured by property located in various states. In addition, the Company has originated income producing property loans secured by real estate located in the State of Michigan and has purchased such loans secured by property located in Michigan and elsewhere. Since 1990, the Bank has chosen to focus the activities of its community banking offices on loan originations in their market areas. At December 31, 1995, 68% of D&N's real estate loans receivable (excluding government agency insured or guaranteed mortgage-backed and derivative products) were secured by real estate located in Michigan.

     At December 31, 1995, 6% of D&N's real estate loans receivable (excluding government agency insured or guaranteed mortgage-backed securities) was secured by real estate located in California. At December 31, 1995, $1.4 million, or 3.4%, of real estate loans located in California were nonperforming.

     The following table presents information regarding the geographic location of the properties securing D&N's residential mortgage and income producing property loans at December 31, 1995. See "- Classified Assets, Loan Delinquencies and Defaults" for a discussion of other real estate owned.


                                                        Outstanding
                                                        Balance at
                                                    December 31, 1995
                                                    -----------------
                                                      (In thousands)
Michigan
  One- to four-family residential. . . . . .            $ 392,587
  Apartments . . . . . . . . . . . . . . . .               14,911
  Mini warehouse, storage. . . . . . . . . .                  573
  Mobile home parks. . . . . . . . . . . . .                2,780
  Motels/hotels. . . . . . . . . . . . . . .               13,680
  Shopping centers and retail. . . . . . . .               13,593
  Office buildings . . . . . . . . . . . . .                7,812
  Industrial . . . . . . . . . . . . . . . .                5,884
  Condominiums and land development. . . . .               17,078
  Other. . . . . . . . . . . . . . . . . . .                7,815
                                                       ----------
                                                          476,713
California
  One- to four-family residential. . . . . .               28,187
  Apartments . . . . . . . . . . . . . . . .                6,532
  Mobile home parks. . . . . . . . . . . . .                  203
  Shopping centers and retail. . . . . . . .                4,186
  Office buildings . . . . . . . . . . . . .                  766
  Industrial . . . . . . . . . . . . . . . .                  404
  Other. . . . . . . . . . . . . . . . . . .                  111
                                                       ----------
                                                           40,389
Massachusetts
  One- to four-family residential. . . . . .               28,132
                                                       ----------
                                                           28,132
New York
  One- to four-family residential. . . . . .                9,722
  Apartments . . . . . . . . . . . . . . . .                3,413
                                                       ----------
                                                           13,135
North Carolina
  One- to four-family residential. . . . . .                6,234
                                                       ----------
                                                            6,234
Texas
  One- to four-family residential. . . . . .               11,915
                                                       ----------
                                                           11,915

                                                         Outstanding
                                                         Balance at
                                                     December 31, 1995
                                                     -------------------
                                                       (In thousands)
Pennsylvania
  One- to four-family residential. . . . . .                8,168
  Apartments . . . . . . . . . . . . . . . .                  943
  Office buildings . . . . . . . . . . . . .                   37
  Industrial . . . . . . . . . . . . . . . .                  145
  Other. . . . . . . . . . . . . . . . . . .                  271
                                                       ----------
                                                            9,564
Florida
  One- to four-family residential. . . . . .                6,323
                                                       ----------
                                                            6,323
Other (31 states)
  One- to four-family residential. . . . . .               94,000
  Apartments . . . . . . . . . . . . . . . .                3,537
  Mobile home parks. . . . . . . . . . . . .                  798
  Motels/hotels. . . . . . . . . . . . . . .                  425
  Shopping centers and retail. . . . . . . .                2,444
  Office buildings . . . . . . . . . . . . .                   84
  Industrial . . . . . . . . . . . . . . . .                  151
  Other. . . . . . . . . . . . . . . . . . .                  884
                                                       ----------
                                                          102,323
Rated conventional residential
 participation certificates. . . . . . . . .                8,125
                                                       ----------
     Total . . . . . . . . . . . . . . . . .              702,853
Plus
  Accrued interest receivable, net of
    reserve for uncollected interest . . . .                3,840
Less
  Deferred income, discounts and
    premiums, net. . . . . . . . . . . . . .                 (325)
  Loans in process . . . . . . . . . . . . .               13,198
  Loss allowances. . . . . . . . . . . . . .                7,135
                                                       ----------
      Total. . . . . . . . . . . . . . . . .           $  686,685
                                                       ==========


        Residential loan originations are attributable primarily to referrals from real estate brokers and builders, as well as walk-in customers. Construction loan originations have been obtained primarily by direct solicitation of builders and continued business from builders who have previously borrowed from the Company. Income producing property loans have been obtained from mortgage broker referrals, previous borrowers and direct contacts with the Company.

        D&N has sold loans and loan participations in the secondary market, generally without recourse. Loans held for sale are recorded at the lower of cost or market value. At December 31, 1995, the Company had $21.6 million of net loans held for sale consisting of 15- and 30-year fixed rate loans.

These sales have provided additional funds for loan originations and investments and also generated income. The Company generally continues, after the sale, to service the loans and loan participations sold. Loan sales are made on a yield basis with a portion of the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to D&N. On occasion, the Bank also purchased mortgage loan servicing rights from others in order to maintain its loan servicing portfolio economies of scale. During 1994, the Company decided to sell the majority of its portfolio of purchased mortgage loan servicing rights in order to reduce the Bank's interest rate risk and balance sheet volatility. The scale of loan servicing operations has been reduced as the Company concentrates its loan servicing activities on originated loans. The weighted average servicing fee for loans serviced for others was .33% at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income." At December 31, 1995, D&N serviced for others approximately $278 million in loans and loan participations. See also Note A of Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies - Mortgage Servicing Rights".

        The Company's investment in mortgage servicing rights (MSRs) totaled $1.1 million at December 31, 1995. The following table details the value of the Company's investment in MSRs.


                                           Year Ended December 31,
                                      -------------------------------
                                        1995        1994        1993
                                      -------      ------      ------
                                                (In thousands)
Balance at beginning of year           $   968     $ 9,870    $ 29,198
Additions:
  Capitalized servicing                    621        --          --
  Purchased servicing                     --          --            53
                                       -------     -------    --------
    Total                                  621        --            53
Reductions:
  Scheduled amortization                   169       1,315       4,326
  Additional amortization due to
    changes in prepayment assumptions       71         421         331
  Impairment                               234        --        14,628
  Sales                                   --         7,148        --
  Transfers to loan portfolio under
    recourse and other provisions            2          18          96
                                       -------    --------    --------
    Total                                  476       8,902      19,381
                                       -------    --------    --------
Balance at end of year                 $ 1,113    $    968    $  9,870
                                       =======    ========    ========

Fair market value at end of year       $ 1,161    $    912    $  9,795
                                       =======    ========    ========

     The following table shows origination, purchase, sale and repayment activities of D&N, including mortgage-backed securities, for the periods indicated.



                                                                Year Ended December 31
                                         -------------------------------------------------------------------
                                            1995          1994          1993           1992          1991
                                         ---------     ---------     ----------     ---------     ----------
                                                                   (In thousands)
ORIGINATIONS
 Real estate:
   One- to four-family residential. . .    $ 182,800     $  81,279     $ 147,246     $ 121,468     $ 280,425
   Income producing property. . . . . .       17,614        17,350        13,014         2,711         6,136
 Non-real estate:
   Consumer . . . . . . . . . . . . . .      195,109       132,824        95,036        85,215        66,892
   Commercial . . . . . . . . . . . . .        3,739         4,748           --           --            --
                                           -----------------------------------------------------------------

     Total originations                      399,262       236,201       255,296       209,394       353,453

PURCHASES
 Real estate:
   One- to four-family residential . . .      99,917       183,110        65,333          --          57,751
   Income producing property . . . . . .        --           1,852          --            --            --
   Mortgage-backed securities. . . . . .        --          66,922       107,975        86,464          --
                                           -----------------------------------------------------------------

     Total purchases. . . . . . . . .         99,917       251,884       173,308        86,464        57,751
                                           -----------------------------------------------------------------

     Total additions. . . . . . . . .        499,179       488,085       428,604       295,858       411,204

SALES
 Real estate:
   One- to four-family residential (1) .     107,080        45,287       106,167        40,610       340,522
   Mortgage-backed securities(2) . . . .       4,210        50,658       126,932       110,737       170,240
 Non-real estate:
   Consumer loans. . . . . . . . . . . .       2,976         2,894         2,229         2,934         2,536
                                           -----------------------------------------------------------------

     Total sales . . . . . . . . . . . .     114,266        98,839       235,328       154,281       513,298
 Principal repayments. . . . . . . . . .     285,009       234,852       307,541       395,345       311,494
                                           -----------------------------------------------------------------

     Total reductions. . . . . . . . . .     399,275       333,691       542,869       549,626       824,792
 Transfers to other real estate owned. .      (1,936)       (2,861)       (9,380)       (6,259)      (28,524)
 Increase (decrease) in other items, net       8,801         1,079       (19,622)        3,877        (3,701)
                                           -----------------------------------------------------------------

     Net increase (decrease) . . . . . .   $ 106,769     $ 152,612     $(143,267)    $(256,150)    $(445,813)
                                           =================================================================


(1) Prior to 1993, consisted primarily of sales of loans originated by the Bank's mortgage banking subsidiary.
(2) Includes sales of mortgage derivative products which were carried at the lower of cost or market.


      Outstanding loan commitments of the Company at December 31, 1995 amounted to $46.3 million for one- to four-family residential real estate loans and $15.4 million for commercial real estate loans. See "Regulation - Federal Savings Association Regulation."

      RESIDENTIAL MORTGAGE LOANS. The original contractual loan payment period for residential loans originated by D&N normally ranges from 15 to 30 years. Because borrowers may refinance or prepay their loans, however, such loans often remain outstanding for a substantially shorter period of time.

      Prior to 1992, most of the Bank's residential mortgage loans were originated by its mortgage banking subsidiary. The mortgage banking subsidiary originated loans in southeastern Michigan, Illinois, Arizona, Texas and North Carolina. The Bank now originates loans primarily in its Michigan market area through its community banking and mortgage banking offices. Substantially all of the residential loans being originated by the Bank are in a form which permits their sale in the secondary market.

      The Bank's first mortgages customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. In general, the Bank enforces due-on-sale clauses in its first mortgages.

      In the case of conventional mortgage loans intended for sale, the Company's policy is to lend a maximum of 95% of the appraised value of single-family residences. The Company generally does not lend more than 90% of the appraised value of the property on those loans it intends to hold. Private mortgage insurance is required if the loan amount exceeds 80% of the appraised value, in an amount sufficient to reduce the Bank's exposure to 75% or less of the appraised value of the property. Property securing real estate loans made by the Bank is appraised by independent appraisers selected by the Bank and whose appraisals are reviewed by D&N personnel or other independent appraisers.

      Loans up to the maximum limits for single family homes of the Federal
Home Loan Mortgage Corporation ("FHLMC") (currently $207,000) and the Federal National Mortgage Association ("FNMA") (currently $203,150) may be approved by qualified loan officers of the Bank. The Bank's Residential Loan Committee has single-family lending authority up to $500,000, if two members approve. Loans of $500,000 to $2 million must be approved by the Bank's Loan Committee (comprised of Messrs. Butvilas, Donnelly, Janson, Hofstad, West and Sliwinski). Loans in excess of $2 million must be approved by the Board of Directors.

      Title, fire and casualty insurance as well as surveys are generally required on all mortgage loans.

      D&N also offers a variety of ARM loans which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 30 years with rate adjustments every year or every three years during the term of the loan. ARMs currently originated by the Bank contain a 2% limit as to the maximum amount of change in the interest rate at any adjustment period and a 6% limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. At December 31, 1995, residential ARMs totaled $314 million, or 56% of the Bank's total residential one- to four-family mortgage loan portfolio.
Of this total ARM portfolio, $184 million or 59% were purchased from others. Due to consumer demand, residential loans originated during 1995 were predominately fixed rate loans.

      Despite the benefits of ARMs to the Bank's asset/liability management program, such loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

      MORTGAGE-BACKED SECURITIES. The Bank on occasion purchases mortgage-backed securities to supplement residential loan production. The types of securities purchased are based upon the Bank's asset/liability management strategy and balance sheet objectives. No purchases were made during 1995.

      The Bank has in the past invested in interest only strip securities (IOs) and principal only strip securities (POs) as part of its asset/liability management strategy. At December 31, 1995, D&N had IOs with a book value and a market value of $2.4 million, and had no POs at that date. For a discussion of the risks and performance characteristics of these securities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income," "- Asset/Liability Management" and Note D of Notes to Consolidated Financial Statements.

      The following table sets forth information concerning the composition of D&N's mortgage-backed securities portfolio in dollar amounts and percentages, by type of security. See also Note D of Notes to Consolidated Financial Statements.





                                                                               December 31
                                     ----------------------------------------------------------------------------------------------
    Mortgage-Backed                        1995               1994                1993               1992               1991
      Securities                      Amount   Percent   Amount   Percent    Amount   Percent   Amount   Percent   Amount   Percent
 ----------------------              -----------------  -----------------   -----------------  -----------------  -----------------
                                                                          (Dollars in thousands)
TYPE OF SECURITY
   One- to four-family:
     Mortgage-backed securities. . . $120,993   97.99%   $143,298   97.72%   $161,957   96.59% $206,749   87.93%  $295,751   80.98%
     Interest only certificates. . .    2,456    1.99       3,886    2.65       4,321    2.58    27,075   11.51     48,741   13.34
     Principal only certificates         --       --         --       --         --       --       --       --      21,253    5.82
                                     -------   ------    --------  ------    --------  ------  --------  ------    -------- ------

   Mortgage-backed securities, gross  123,449   99.98     147,184  100.37     166,278   99.17   233,824   99.44    365,745  100.14

   Net (discounts) premiums                26    0.02        (538)  (0.37)      1,399    0.83     1,313    0.56       (505)  (0.14)
                                     --------  -------   --------  -------   --------  ------- --------  -------  --------  ------

   Mortgage-backed securities, net   $123,475  100.00%   $146,646  100.00%   $167,677  100.00% $235,137  100.00%  $365,240  100.00%
                                     ========  =======   ========  =======   ========  ======= ========  =======  ========  =======



   INCOME PRODUCING PROPERTY LOANS. The Company has historically originated and purchased both permanent and, to a substantially lesser extent, construction loans secured by income producing property and land development loans. Essentially all permanent income producing property loans originated by the Company to date have been secured by real property located in Michigan.

   To a substantially lesser extent, the Company has also purchased income producing property loans and participation interests in these loans outside of Michigan. These loans may be in the form of mortgage-backed securities, may have fixed or variable interest rates and most have been outstanding for three to twelve years. At December 31, 1995, $27.7 million of D&N's portfolio of income producing property loans were purchased loans.

      During 1990, the Company ceased all origination and purchase activity involving income producing and land development loans. Although the Company was not originating new loans until 1993, it provided financing to facilitate the sale of real estate it had acquired through foreclosure or in settlement of loans. Some of this property is in a distressed condition and difficult to market. To make a sale possible, the Company may be required to provide financing at rates and terms which are not reflective of true market conditions. When this occurs, the company reduces the carrying value of the below market loan by discounting the expected cash flows to a present value using a market rate of interest. Since 1993, the Company has resumed originating income producing property loans secured by real estate but only in its community banking market areas.

      The following table shows the composition of the Company's income producing property and land development loans at December 31, 1995. See "Non-Performing Assets and Risk Elements."

                                                                                          Amount Non-
                                                       Loans           Percentage        Performing or
                                                    Outstanding         of Total           of Concern
                                                    -----------        ----------        -------------
                                                                 (Dollars in thousands)
Apartments and multi-family residences             $  29,549             29.97 %        $    4,309

Other income producing property:
  Motels/hotels                                       14,207             14.41               4,598
  Offices                                              8,761              8.88                 590
  Mobile home parks                                    3,808              3.86                 120
  Shopping centers                                    20,378             20.67               2,439
  Industrial                                           6,632              6.72                --
  Other                                                5,795              5.88                 100
                                                   ---------          --------          ----------
    Total                                             89,130             90.39              12,156

Land development loans and other                      21,120             21.42                --
                                                   ---------          --------          ----------

    Total                                            110,250            111.81          $   12,156
                                                                                        ==========

Allowance for losses                                  (6,115)            (6.20)
Loans in process, deferred income and
  other miscellaneous credits                         (5,533)            (5.61)
                                                   ---------          --------

    Total                                          $  98,602            100.00 %
                                                   =========          =========

    CONSUMER LENDING. Federal regulations permit federal savings institutions to make secured and unsecured consumer loans, together with investments in commercial paper and corporate debt securities, in an amount up to 35% of the institution's assets. In addition, a federal savings institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and deposit account secured loans.

    Consumer loans originated by the Company are offered at fixed and adjustable rates of interest. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

    The Company has established programs to originate consumer loans including automobile loans, home improvement loans, home equity loans, student loans under various guaranteed student loan programs, loans to depositors secured by pledges of their deposit accounts and unsecured loans. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity. The Company has increased its origination of consumer loans during the past several years, and is continuing to emphasize these types of loans. At December 31, 1995, consumer loans totaled $239.4 million or 26% of the Company's loan portfolio.

    During 1995, net consumer loan charge-offs were $642,000 compared to $411,000 in 1994, $354,000 in 1993, $744,000 in 1992 and $1.4 million in 1991.

    Indirect loan originations totaled $65.5 million in 1995. Indirect receivables amounted to $69.8 million at December 31, 1995 and make up 29% of the consumer loan portfolio. Indirect loans are underwritten according to the same guidelines as direct loans, and the maximum dollar exposure to any one dealer is typically limited to $5 million.

    Home equity loans and home equity credit lines are extended at fixed or variable rates of interest and normally do not exceed 75% of the property's appraised value less the amount owing, if any, on a first mortgage. Home equity loans are repaid according to fixed monthly payments over a maximum term of ten years. Home equity credit lines require a monthly interest payment based upon the outstanding balance. A minimum monthly payment is required on outstanding balances. Home equity credit lines generally have five-year terms at which time the Bank may require payment in full or renew the loan for another five-year term. Amounts repaid are available for subsequent borrowing, subject to satisfactory loan performance.

    Home improvement loans are generally treated as home equity loans with a first or second mortgage lien securing the loan. A small number of home improvement loans are written as unsecured loans.

    The Company has increased its emphasis in recent years on unsecured loans. These loans are underwritten according to stricter guidelines than secured loans, and loan officers have lower approval limits for unsecured loans than for secured loans.

    D&N is subject to various state and federal limitations on the maximum rates of interest it may charge on consumer and certain other loans. These limitations have not had a significant effect on D&N's consumer loan activities.

LOANS TO ONE BORROWER

    Under federal law, the aggregate amount of loans that the Company is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. At December 31, 1995, the Company's loans to one borrower limit was approximately $10.8 million. See "Regulation - Federal Savings Association Regulation". At December 31, 1995, the Company had no loans in excess of its lending limit to one borrower.

CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS

    The Company's collection procedures provide that when a residential mortgage loan is 15 days past due, the borrower is contacted by mail and payment is requested. For loans secured by income producing property, the borrower is contacted by telephone when the loan is 15 days past due. If the delinquency continues, subsequent efforts by telephone and by mail are made to contact the delinquent borrower. In certain instances, the Company may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Company generally initiates foreclosure proceedings.

    The process of non-judicial foreclosure in Michigan takes approximately six weeks. A sheriff's sale is then held at which the Bank normally bids for the purchase of the property. A conditional sheriff's deed is then awarded to the higher bidder, usually the Bank, and the customer is given six months (or in certain circumstances, one year) to redeem the conditional deed by repaying the bid amount in full. During this redemption period, the borrower may occupy and use the property as he sees fit. If he fails to redeem the sheriff's deed, then the Company acquires clear title to the real estate and subsequently sells it to recover its investment. In most cases, it is not economical to obtain a deficiency judgment against the borrower if the property is sold for less than the unpaid balance of the loan.

    The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1995. The amounts presented represent the total remaining principal balances of the related loans (before reserves for losses), rather than the actual payment amounts which are overdue.


                                                             Real Estate
                                              ------------------------------------------
                                                                       Income Producing
                            Commercial           Residential               Property              Consumer
                        -------------------   ------------------   ---------------------    -------------------
                          Number    Amount     Number   Amount       Number     Amount      Number     Amount
                         --------  --------   -------- --------     --------   --------    --------   --------
                                                        (Dollars in thousands)
Loans delinquent for:
  30 - 59 days. . . .       --     $  --       104    $  3,959          1      $    708       456     $  2,358
  60 - 89 days. . . .       --        --        24         978          1            80       137          539
  90 days and over. .       --        --        71       4,108          3         5,945        74          446
                          -----    -------   -----    --------      -----      --------     -----     --------
     Total. . . . . .       --        --       199    $  9,045          5      $  6,733       667     $  3,343
                          =====    =======   =====    ========      =====      ========     =====     ========

    Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser credit quality as "substandard," "doubtful" or "loss" assets. The regulation requires insured institutions to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances for loan losses for assets of 100% of the amount classified or charge off such amount. Assets which do not currently expose the insured institution to sufficient credit risk to warrant classification in one of the aforementioned categories but possess potential weaknesses are required to be designated "special mention" by management. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general credit quality of the asset portfolio of an institution. At December 31, 1995, $12.2 million of the Company's assets were classified as "substandard" while $11.9 million were classified as "special mention". As of such date $45,000 of such assets were classified as "doubtful" and none were classified as "loss". The Company's classification of assets is consistent with OTS examination classifications.

    The largest item in classified assets is a commercial real estate loan secured by a hotel in Michigan. This asset has a total carrying value of $3.3 million at December 31, 1995.

    Hotels and motels account for $4.6 million of classified assets and apartments account for $4.8 million. The balance of classified assets consists of loans and real estate owned of various income producing properties, land, residential real estate and consumer loans. Classified assets amounting to $5.0 million, or 21% of total classified assets, are secured by real estate located in the state of California.

NONPERFORMING ASSETS AND RISK ELEMENTS

    Nonperforming assets, including other real estate owned, decreased to $9.6 million at December 31, 1995 compared to $24.5 million at December 31, 1994. The ratio of nonperforming assets to total assets was 0.81% at December 31, 1995 compared to 2.25% at December 31, 1994, as several nonperforming loans were paid off or restored to accrual status and as the Company was able to sell several repossessed properties during the year. Allowances for losses represented 105% of nonperforming assets at December 31, 1995.

    Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. In addition, residential mortgage loans and income producing property loans are placed on nonaccrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses. Prior to 1992, the Company had accruing loans delinquent more than 90 days which were loans that were in the process of collection and that the Company considered to be well secured. For 1995, the Company would have recorded interest income of $1.1 million if nonaccrual and restructured loans had performed in accordance with their original terms. The Company recognized $344,000 of interest income on these loans in 1995.

    The following table sets forth the amounts and categories of risk elements in the Company's loan portfolio:


                                                                                December 31,
                                                        ---------------------------------------------------------------
                                                           1995        1994          1993           1992         1991
                                                        ----------------------------------------------------------------
                                                                             (Dollars in thousands)
Nonaccruing loans                                       $    8,172   $  17,995    $   30,079    $   44,537    $   51,953
Accruing loans delinquent more than 90 days                   --          --            --            --           1,160
Restructured loans                                            --          --             166           167         2,339
                                                        ----------   ---------    ----------    ----------    ----------

   Total nonperforming loans                                 8,172      17,995        30,245        44,704        55,452
Other real estate owned (OREO)                               1,452       6,520        13,312        11,186        11,499
                                                        ----------   ---------    ----------    ----------    ----------

   Total nonperforming assets                           $    9,624   $  24,515    $   43,557    $   55,890    $   66,951
                                                        ==========   =========    ==========    ==========    ==========
Nonperforming loans as a percentage of total loans            0.87%       2.22%         4.73%         6.18%         6.42%
                                                        ==========   =========    ==========    ==========    ==========
Nonperforming assets as a percentage of total assets          0.81%       2.25%         4.18%         4.61%         4.41%
                                                        ==========   =========    ==========    ==========    ==========
Allowance for loan losses as a percentage of
   nonperforming loans                                      121.53%      45.56%        37.76%        34.59%        33.71%
                                                        ==========   =========    ==========    ==========    ==========
Allowances for loan and OREO losses as a
   percentage of nonperforming assets                       104.57%      34.79%        27.71%        29.90%        28.67%
                                                        ==========   =========    ==========    ==========    ==========

OTHER REAL ESTATE OWNED

    Other real estate owned, net of reserves, totaled $1.3 million at December 31, 1995, compared with $6.2 million at December 31, 1994. Other real estate owned consisted of single family homes, multi-family dwelling units and commercial real estate. At foreclosure, real estate is valued at the lower of the loan balance or estimated fair value less disposal costs. Any difference is charged to the allowance for loan losses. The carrying value is subsequently adjusted to the extent it exceeds estimated fair value.

    The largest asset in other real estate owned is a 41-unit apartment building located in California. This asset has a carrying value of $486,000 at December 31, 1995.


OTHER LOANS OF CONCERN

    In addition to nonperforming assets, the Company has other loans of concern aggregating $14.5 million. These are loans which are currently performing but which demonstrate a specific weakness or weaknesses which, if not corrected, could cause failure of the borrower and default. These loans are closely monitored by management, and as the weaknesses are corrected, may be reclassified as acceptable loans.

    Included in other loans of concern at December 31, 1995, are five purchased income producing property loans totaling $6.6 million that have all paid as agreed but, for various reasons, indicate potential payment concerns.

ALLOWANCE FOR LOAN LOSSES

    Loss allowances are established at levels considered appropriate based on management's judgment of potential losses in residential, income producing and consumer loan portfolios. The loan portfolios are reviewed at least quarterly for changes in performance, collateral value and overall quality. Allocated allowances are established for problem loans with expected losses, and in addition, allowances are established for unidentified potential losses. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. A $2.4 million provision for potential loan losses was made in 1995, compared to $100,000 in 1994 and none in 1993. Management's judgment in determining the level of the allowance for loan losses is influenced by several factors during the quarterly reviews. These factors include, but are not limited to, past loan performance and loss experience, current economic and market conditions, collateral location and market values, industry and geographic concentrations and delinquency statistics and ratios. Management also considers the different levels of risk between income producing property loans, installment loans and one-to four-family residential loans. In addition, management considers the level of nonperforming assets and classified assets, the level of lending activity and the overall size of the loan portfolio.

    Income-producing property charge-offs were primarily due to writedowns of loans to estimated fair value. Installment loan charge-offs increased somewhat, but charge-off ratios decreased as the installment loan portfolio grew at a faster rate. See "Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The following table sets forth an analysis of the Bank's allowance for loan losses:


                                                    Year Ended December 31,
                                      -------------------------------------------------
                                        1995      1994      1993      1992       1991
                                      --------  --------  --------  --------   --------
                                                   (Dollars in thousands)
Balance at beginning of year . . .    $ 8,199   $11,420   $15,461    $18,693    $18,315
Charge-offs:
  Single family. . . . . . . . . .        169       110     1,111        311        117
  Income producing property. . . .      1,019     3,109     2,584      2,180      8,936
  Installment. . . . . . . . . . .        999       773       681      1,000      1,555
  Commercial . . . . . . . . . . .       --        --        --         --         --
                                      -------   -------   -------    -------    -------
                                        2,187     3,992     4,376      3,491     10,608
Recoveries:
  Single family. . . . . . . . . .        917         9      --         --          280
  Income producing property. . . .        245       300         8          3        365
  Installment. . . . . . . . . . .        357       362       327        256        191
  Commercial . . . . . . . . . . .       --        --        --          --        --
                                      -------   -------   -------    -------    -------
                                        1,519       671       335        259        836
                                      -------   -------   -------    -------    -------
Net charge-offs. . . . . . . . . .        668     3,321     4,041      3,232      9,772
Provision charged to operations         2,400       100      --         --       10,150
                                      -------   -------   -------    -------    -------
Balance at end of year . . . . . .    $ 9,931   $ 8,199   $11,420    $15,461    $18,693
                                      =======   =======   =======    =======    =======
Net charge-offs as a percentage
  of average loans . . . . . . . .       0.08%     0.44%     0.61%      0.44%      0.99%
                                      ========  ========  ========   ========   ========
Allowance for loan losses as a
  percentage of total loans. . . .       1.06%     1.01%     1.79%      2.14%      2.16%
                                      ========  ========  ========   ========   ========




       The following table summarizes the allocation of the allowance for loan losses by major categories at the dates indicated:



                                                                         December 31,
                               --------------------------------------------------------------------------------------------
                                    1995               1994                 1993               1992              1991
                               ----------------   ---------------    ------------------  ----------------  ----------------
                                       Percent            Percent             Percent            Percent           Percent
                                       of Loans           of Loans            of Loans           of Loans          of Loans
                               Amount  to Total   Amount  to Total    Amount  to Total   Amount  to Total  Amount  to Total
                               ------  --------   ------ ---------    ------  --------  -------  --------  ------ ---------
                                                                   (Dollars in thousands)
Single family . . . . . . .    $ 1,020     62%    $   663     62%     $   279     57%    $   230     60%   $   130     62%
Income producing property .      6,115     12       6,423     17        9,617     22      13,353     24     16,590     25
Commercial. . . . . . . . .        400      1        --       --         --       --        --       --       --       --
Installment . . . . . . . .      2,396     25       1,113     21        1,524     21       1,878     16      1,973     13
                               -------   ----     -------   ----      -------   ----     -------   ----    -------   ----
     Total. . . . . . . . .    $ 9,931    100%    $ 8,199    100%     $11,420    100%    $15,461    100%   $18,693    100%
                               =======   =====    =======   =====     =======   =====    =======   =====   =======   =====


INVESTMENT ACTIVITIES

       Federal savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Federal savings institutions are also permitted to invest in any account at a federally insured institution.

       Federal savings institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. They are also authorized to invest in mutual funds whose assets conform to the type of investment that a federal savings institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two national investment rating services and the corporate debt securities must be appropriately rated in one of the two highest rating categories by at least one such service. In addition, the commercial paper must mature within nine months of issuance. Moreover, a federal savings institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed the loans to one borrower limitation applicable to the savings institution, except that a federal savings institution may invest up to 5% of its assets in the shares of any appropriate mutual fund. At December 31, 1995, the Bank was in compliance with all such requirements.

       The Company has invested in various securities which are acquired in the capital markets. These investments consist of loans, mortgage-backed securities, corporate debt securities and derivative mortgage instruments. Investments were funded with advances from the FHLB and short-term borrowings, primarily in the form of reverse repurchase agreements, and retail deposits. Various combinations of techniques and instruments, including interest rate exchange agreements, interest rate caps, interest rate floors, collateralized mortgage obligation residuals, interest only stripped mortgage-backed securities and principal only stripped mortgage-backed securities, have been used in an attempt to provide adequate and relatively stable returns over a variety of interest rate environments. The investments and financings are structured based upon forecasts of mortgage loan repayments for loans and mortgage-backed securities. If mortgage loan repayments differ significantly from the level upon which the investment was made, the interest rate spread and market value may be reduced. This was a major negative factor in D&N's results of operations in past years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of these investments and the risks associated therewith.

       As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by federal regulations which vary from time to time. See "Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

       Historically, the Bank has maintained liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow is regularly reviewed and updated to maintain adequate liquidity. For the month of December 1995, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable deposits and current borrowings) was 8.3%, which was in excess of regulatory requirements.

       The following table sets forth information concerning the Company's investment securities at the dates indicated. See also Note C of Notes to Consolidated Financial Statements for additional information regarding the contractual maturities and weighted average yields of the Company's investment securities.

                                                                       December 31,
                                           ------------------------------------------------------------------
                                                   1995                  1994                   1993
                                           --------------------  --------------------   --------------------
                                             Book       Market     Book        Market     Book       Market
                                             Value      Value      Value       Value      Value      Value
                                           ---------  ---------  ---------   --------   ---------  ---------
                                                                      (In thousands)
U.S. Treasury and government
  agencies and corporations . . . . . . .   $ 27,151   $ 27,288   $   --      $   --      $   --     $   --
U.S. Treasury available for sale. . . . .     40,655     40,899     61,979     61,536      74,939     74,885
Commercial paper available for sale . . .       --         --         --          --       19,972     19,971
Valuation allowance . . . . . . . . . . .        244       --    (     443)       --          (55)      --
                                            --------   --------   --------    -------     -------   --------
                                              68,050     68,187     61,536     61,536      94,856     94,856
Investment in Federal Home Loan
  Bank stock. . . . . . . . . . . . . . .     19,745     19,745     19,745     19,745      19,745     19,745
Other equity securities . . . . . . . . .         29         29         30         30          54         54
                                            --------   --------   --------   --------    --------   --------
                                            $ 87,824   $ 87,961   $ 81,311   $ 81,311    $114,655   $114,655
                                            ========   ========   ========   ========    ========   ========



       The book value and market value of investment securities at December 31, 1995, by maturity ranges, were as follows:

                                                                         Weighted
                                                Book         Market      Average
                                                Value         Value       Yield
                                              --------      --------    ---------
                                                     (Dollars in thousands)
U.S. Treasury and government agencies
  and corporate securities maturing:
   In one year or less:. . . . . . . . . . .  $ 67,806      $ 68,187       6.96%
Valuation allowance. . . . . . . . . . . . .       244          --          --
                                              ---------    ---------      ------
                                                68,050        68,187       6.96
Equity securities. . . . . . . . . . . . . .    19,774        19,774       8.00
                                              --------      --------      -----
                                              $ 87,824      $ 87,961       7.20%
                                              ========      ========      ======



SOURCES OF FUNDS

       GENERAL. Deposits are an important source of the Company's funds for use in lending and for other general business purposes. In addition to deposits, the Company derives funds from loan repayments, advances from the FHLB of Indianapolis and other borrowings, and at times has derived funds from reverse repurchase agreements and loan and securities sales. Scheduled loan repayments are a relatively stable source of funds, while loan prepayments and deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support expanded activities. Historically, the Company has borrowed primarily from the FHLB of Indianapolis, through institutional reverse repurchase agreements and, to a lesser extent, from other sources.

       DEPOSIT ACTIVITIES. The Company attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. In recent years, market conditions have required the Company to rely increasingly on short-term accounts that are more responsive to market interest rates. The Company offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit of $100,000 or above ("Jumbo CDs") and individual retirement accounts.

       The composition of the Company's deposits at the end of recent periods is set forth in Note H of Notes to Consolidated Financial Statements. At December 31, 1995, the Company had no brokered deposits. See " -- Investment Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Company believes that, based on its experience over the past five years, its savings accounts are relatively stable sources of deposits.

                                                                 At December 31,
                                          -------------------------------------------------------------
                                                 1995                 1994                  1993
                                          -------------------------------------------------------------
                                                    Percent               Percent              Percent
                                                      of                    of                    of
                                           Amount    Total      Amount     Total      Amount     Total
                                          --------  -------    --------  --------    --------   -------
                                                             (Dollars in thousands)
Regular Accounts:
  Savings accounts, 2.25% - 5.07%. .      $145,241   16.36%    $125,399    15.99%    $135,286    16.67%
  Checking and NOW accounts,
    0.00% - 2.00%  . . . . . . . . .        91,621   10.32       91,484    11.67       92,124    11.35
  Money market accounts, variable. .        85,287    9.60       94,543    12.06      114,951    14.17
                                          --------  ------     --------   ------     --------   ------
    Total regular accounts . . . . .       322,149   36.28      311,426    39.72      342,361    42.19
Certificates:
  0.00 - 2.99% . . . . . . . . . . .         6,218    0.70       15,697     2.00       49,424     6.09
  3.00 - 4.99% . . . . . . . . . . .        66,471    7.49      239,459    30.54      276,388    34.06
  5.00 - 6.99% . . . . . . . . . . .       415,698   46.82      148,606    18.95       58,936     7.26
  7.00 - 8.99% . . . . . . . . . . .        59,592    6.71       50,509     6.44       61,858     7.62
  9.00 - 10.99%. . . . . . . . . . .        16,310    1.84       16,671     2.13       18,780     2.31
 11.00 - 12.99%. . . . . . . . . . .          --        --          450     0.06        1,741     0.22
                                          --------  ------     --------    -----     --------   ------
    Total certificates . . . . . . .       564,289   63.56      471,392    60.12      467,127    57.56
Accrued interest . . . . . . . . . .         1,431    0.16        1,257     0.16        2,022     0.25
                                          --------  ------     --------   ------     --------   ------
    Total deposits . . . . . . . . .      $887,869  100.00%    $784,075   100.00%    $811,510   100.00%
                                          ========  =======    ========   =======    ========   =======



       The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Company has become much more subject to short-term fluctuations in deposit flows. The ability of the Company to attract and maintain deposits, and its cost of funds, have been, and will continue to be, significantly affected by money market conditions.

     The following table sets forth the deposit flows at D&N during the periods indicated.


                                                Year Ended December 31,
                                     --------------------------------------------
                                          1995            1994           1993
                                     ------------     -----------   ------------
                                                     (In thousands)
Opening balance . . . . .            $    784,075     $   811,510   $   881,424
Deposits. . . . . . . . .               1,925,415       1,676,642     1,653,439
Withdrawals . . . . . . .              (1,854,870)     (1,729,637)   (1,751,440)
Interest credited . . . .                  33,075          26,325        28,242
Change in accrued
 interest . . . . . . . .                     174            (765)         (155)
                                     ------------     -----------   -----------
Ending balance . . .  . .            $    887,869     $   784,075   $   811,510
                                     ============     ===========   ===========





     The following table sets forth the change in dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.



                                                 Year Ended December 31,
                                      --------------------------------------------
                                          1995            1994           1993
                                      ------------    ------------    -----------
                                                     (In thousands)
Savings accounts. . . . . . . . . .  $     19,842     $    (9,887)  $    10,633
Checking and NOW accounts . . . . .           137            (640)      (12,047)
Money market accounts . . . . . . .        (9,256)        (20,408)        1,825
Certificates with maturities:
   7 to 91 days . . . . . . . . . .        (1,929)         (1,996)        2,120
   92 days to 6 months. . . . . . .        12,027         (32,073)       81,202
   6 months to 1 year . . . . . . .        20,089         (11,279)      (43,876)
   1 year to 1 1/2 years. . . . . .        14,364           7,118       (70,432)
   1 1/2 years to 3 years . . . . .        35,309          43,146        (8,790)
   3 years to 10 years. . . . . . .         7,917          (2,742)      (22,744)
Other fixed rate certificates . . .          --              --          (3,695)
Negotiable rate certificates. . . .         5,120           2,091        (3,955)
                                     ------------     -----------   -----------
   Increase (decrease). . . . . . .       103,620         (26,670)      (69,759)
Change in accrued interest. . . . .           174            (765)         (155)
                                     ------------     -----------   -----------
   Total increase (decrease). . . .  $    103,794     $   (27,435)  $   (69,914)
                                     ============     ===========   ===========

       The following table shows rate and maturity information for the Company's deposits as of December 31, 1995.

                                                                Interest Rate Range  --  Certificates
                                                            --------------------------------------------
                                                              0.00       3.00       5.00      7.00      9.00
                                                   Percent      to        to         to        to        to
                                        Amount     of Total   2.99%      4.99%      6.99%     8.99%    10.99%
                                       --------------------  ------     ------     ------    ------    ------
                                                               (Dollars in thousands)


Savings accounts. . . . . . . . . .    $145,241     16.36%   $  --     $  --     $    --    $   --     $   --
Checking and NOW accounts . . . . .      91,621     10.32       --        --          --        --         --
Money market accounts . . . . . . .      85,287      9.60       --        --          --        --         --
                                       --------   -------    ------    ------    --------   -------    -------
                                        322,149     36.28       --        --          --        --         --
Certificate accounts
  maturing in quarter ending:
03/31/96. . . . . . . . . . . . . .     101,270     11.41      1,708     16,706    71,113       502     11,241
06/30/96. . . . . . . . . . . . . .      89,592     10.09      1,741     17,434    66,610     2,589      1,218
09/30/96. . . . . . . . . . . . . .      86,973      9.79        651     11,989    56,013    18,174        146
12/31/96. . . . . . . . . . . . . .      93,505     10.53      1,295      6,214    83,645     2,220        131
03/31/97. . . . . . . . . . . . . .      39,772      4.48        259      6,175    32,129     1,203          6
06/30/97. . . . . . . . . . . . . .      26,811      3.02        170      4,369    21,384       870         18
09/30/97. . . . . . . . . . . . . .      18,672      2.10       --        1,192    16,672       808        --
12/31/97. . . . . . . . . . . . . .      19,333      2.18         27        747    17,259     1,214         86
03/31/98. . . . . . . . . . . . . .      14,670      1.65       --          340     8,803     5,429         98
06/30/98. . . . . . . . . . . . . .      13,115      1.48        151        421     6,078     6,426         39
09/30/98. . . . . . . . . . . . . .      10,451      1.18       --          117     7,225     3,005        104
12/31/98. . . . . . . . . . . . . .      10,003      1.13         39         68     6,153     3,582        161
Maturity over 3 years . . . . . . .      40,122      4.52        177        699    22,614    13,570      3,062
                                       --------   -------    -------   --------  --------   -------    -------
    Total . . . . . . . . . . . . .    $564,289     63.56    $ 6,218   $ 66,471  $415,698   $59,592    $16,310
                                                             =======   ========  ========   =======    =======

Interest accrued. . . . . . . . . .       1,431      0.16
                                       --------   -------

    Total deposits. . . . . . . . .    $887,869    100.00%
                                       ========   =======



       The following table shows the scheduled maturities of certificates of deposit of $100,000 or greater as of December 31, 1995.




                                                     December 31, 1995
                                                   --------------------
                                                       (In thousands)
Certificates with maturities:
   Three months or less. . . . . . . . . . .             $  11,380
   Over three through six months . . . . . .                 9,502
   Over six through twelve months . . . . .                 13,364
   Over twelve months. . . . . . . . . . . .                16,598
                                                         ---------
       Total. . . . . . . . .                            $  50,844
                                                         =========



       BORROWINGS. The FHLB of Indianapolis functions as a central reserve bank, providing credit for savings institutions within its assigned region. As a member of the FHLB of Indianapolis, D&N is required to own capital stock in the FHLB of Indianapolis and is authorized to apply for advances on the security of such stock and certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation -- Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB of Indianapolis prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Depending on the program limitations, the amount of advances are generally based on the FHLB of Indianapolis' assessment of the institution's creditworthiness. The FHLB of Indianapolis is required to review its credit limitations and standards at least once every six months.

       The Company has entered into reverse repurchase agreements with major investment bankers utilizing government securities or various mortgage instruments as collateral. These reverse repurchase agreements are generally utilized in connection with the Company's investments. See " -- Investment Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

       The following table sets forth the maximum month-end and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings as of the dates indicated.

                                             Year Ended December 31,
                                          ----------------------------
                                            1995      1994      1993
                                          --------  --------  --------
                                                 (In thousands)
Maximum Balance:
   Advances from FHLB. . . . . . . .      $226,003  $186,003  $219,078
   Securities sold under
     agreements to repurchase. . . .        52,579    54,911     3,075
   Other borrowings. . . . . . . . .        12,278    17,087    24,060

Average Balance:
   Advances from FHLB. . . . . . . .       200,770   123,710   156,769
   Securities sold under
     agreements to repurchase. . . .        24,020    17,284        25
   Other borrowings. . . . . . . . .        11,426    14,309    20,801



       The following table sets forth certain information as to the Bank's FHLB advances, securities sold under agreements to repurchase and other borrowings at the dates indicated. See also Notes I and J of Notes to Consolidated Financial Statements.


                                                  At December 31,
                                          ----------------------------
                                            1995      1994      1993
                                          --------  --------  --------
                                                 (In thousands)
   Advances from 6FHLB. . . . . . . .     $206,003  $186,003  $ 84,503
   Securities sold under agreements
    to repurchase. . . . . . . . . .          --      28,627      --
   Other borrowings. . . . . . . . .        10,229    12,227    17,010
                                          --------  --------  --------
     Total borrowings. . . . . . . .      $216,232  $226,857  $101,513
                                          ========  ========  ========

                                                 At December 31,
                                          ----------------------------
                                            1995      1994      1993
                                          --------  --------  --------
Weighted average interest
  rate of advances from FHLB . . . . .      5.82%     6.03%     3.42%
Weighted average interest rate
  of securities sold under agreements
  to repurchase. . . . . . . . . . . .       --       6.29       --
Weighted average interest
  rate of other borrowings . . . . . .      9.60     10.02     11.54
Weighted average interest
  rate of total borrowings . . . . . .      6.00      6.28      4.78



       The following table sets forth the Bank's maturity and rate structure of FHLB advances as of December 31, 1995.



                                       Weighted
                                    Average Rate      Amount
                                   -------------   ------------
                                      (Dollars in thousands)
Matures within:
   One year. . . . . . . . . . .        5.88%       $124,000 (1)
   Two years . . . . . . . . . .        5.79          71,000 (1)
   Three years . . . . . . . . .        5.47          10,000
   Four years. . . . . . . . . .         --             --
   Thereafter. . . . . . . . . .        4.00           1,003
                                       -----        --------
      Total FHLB advances. . . .        5.82%       $206,003
                                       =====        ========


       (1) Includes variable rate advances which adjust quarterly.


SERVICE CORPORATION ACTIVITIES

       The Bank is permitted to invest an amount equal to 2% of its assets (excluding those of its subsidiaries) in its service corporations. Up to an additional 1% of assets may be invested in service corporations provided that such amount is used for certain types of community development projects. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries) in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's total capital as defined below. As of December 31, 1995, the Bank's investment in stock of and loans to its subsidiaries (other than its special-purpose finance subsidiary) was in compliance with the regulations and totaled $4.2 million. A federal institution may also invest up to 30% of its assets in special-purpose finance subsidiaries established and operated in accordance with federal regulations. The Bank's investment in its special purpose finance subsidiary, D&N Funding I Corp., was in compliance with these regulations at December 31, 1995. Federal law imposes special capitalization requirements on savings institutions such as the Bank which are engaged in activities through a subsidiary that are not permissible for national banks. See "Regulation -- Regulatory Capital Requirements." The following is a description of the Bank's service corporations.

       D&N Enterprises, Inc. ("Enterprises") was formed in 1972 for the purpose of developing real estate through joint venture arrangements. At December 31, 1995, the Company had a $300,000 investment in Enterprises and loans totaling approximately $1.3 million to the subsidiary.

       Enterprises entered into the Cumberland Joint Venture in February 1989 to acquire land (73 acres) and to develop the land into 168 residential building sites in Rochester Hills, Michigan. Enterprises sold this property in two separate transactions in 1993 and 1994 and provided financing to the new borrowers at market rates and terms. The sales resulted in a total gain of $662,000 recognized in 1994.

       Enterprises entered into the Northside Joint Venture in March 1989 to acquire and develop commercial sites in Shelby Township, Michigan. Enterprises is in the process of marketing this property in its entirety.

       D&N Holdings, Inc. ("Holdings") was formed in 1985 and is involved in the sale of mortgage life insurance through its investment in Minnesota Mutual Life Insurance Company ("MIMLIC") and also offers insurance products and annuity contracts through Quincy Insurance Agency, Inc., a subsidiary of Holdings formed in 1995. In Michigan, MIMLIC's mortgage life insurance policies are marketed and sold primarily through Michigan savings institutions. At December 31, 1995, D&N's investment in Holdings totaled approximately $200,000.

       FINANCE SUBSIDIARY. In 1986, D&N incorporated a special-purpose finance subsidiary, D&N Funding I Corp. ("Funding"). Funding was established solely for the purpose of issuing collateralized mortgage obligations ("CMOs"). In August 1986, Funding pledged $61.5 million in principal amount of FHLMC participation certificates to collateralize the issuance and sale of the CMOs from which D&N received $56.4 million in net proceeds. The CMOs were sold through a third party conduit and were secured by the pledge of the participation certificates. D&N reinvested the proceeds from the sale of the CMOs in residential and commercial mortgage loans.

COMPETITION

       At December 31, 1995, the Bank ranked second among all savings institutions headquartered in the State of Michigan with respect to total assets and is the largest Michigan savings institution based outside the Detroit Metropolitan area. D&N is the largest financial institution based in the Upper Peninsula of Michigan.

       D&N experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates, the availability of convenient office locations and the range and quality of services offered.

       Direct competition for deposits comes from other savings institutions, credit unions and commercial banks. Additional significant competition for deposits comes from money market mutual funds and corporate and government securities. The primary factors in competing for loans are interest rates, loan origination fees and the range of services offered. Competition for origination of real estate loans and consumer loans normally comes from other savings institutions, credit unions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

       The deposit programs of savings institutions such as the Bank compete with government securities, money market mutual funds and other investment alternatives. Legislative and regulatory action has increased competition between savings institutions and other financial institutions, such as commercial banks, by expanding the ranges of financial services that may be offered by savings institutions such as interest bearing checking accounts, trust services and consumer loan products, while reducing or eliminating the difference between savings institutions and commercial banks with respect to long-term lending authority, taxation and maximum rates of interest that may be paid on savings deposits.


EMPLOYEES

       At December 31, 1995, the Company had 529 employees, including 98 part-time employees. Management considers its relations with its employees to be satisfactory. The Company's employees are not represented by any collective bargaining group.

       The Company currently maintains a comprehensive employee benefit program providing, among other benefits, a qualified pension plan, including a 401(k) plan with an Employee Stock Ownership Program, hospitalization and major medical insurance, paid sick leave, long-term disability insurance and life insurance. The Company intends to terminate the pension plan and disburse all of the assets in 1996. In connection with acquisitions of four savings and loan institutions in 1980, 1982, 1986 and 1988, employees of these institutions were made eligible to participate in D&N's sponsored pension and other benefit programs and were given full credit for all years of service under prior plans of the acquired institutions.


EXECUTIVE OFFICERS

       The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company or its wholly owned subsidiary, other than the Chief Executive Officer, who do not serve on the Company's Board of Directors. Executive officers are elected annually to serve until their successors are elected or until they resign or are removed by the Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were elected.

       George J. Butvilas, age 50. Joining D&N as President in May 1990, Mr. Butvilas was named Chief Executive Officer of the Bank in 1991 and Chief Executive Officer of the Corporation in 1992. He brought with him over 16 years experience as a commercial and community banker. Mr. Butvilas was formerly Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois.

       Kenneth R. Janson, age 44, is Executive Vice President/Chief Financial Officer and Treasurer of the Company and the Bank. Prior to joining D&N in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University. Mr. Janson is responsible for directing the Bank's accounting, investment and investor relations functions.

       Peter L. Lemmer, age 38, is Senior Vice President/General Counsel of the Company and the Bank. Prior to joining D&N in October 1990, he held various positions involving legal services, the last five years as Senior Vice President/Compliance and Vice President, Associate General Counsel/Compliance Officer with Cal America Savings, later known as Columbus Savings, and American Federal Bank, respectively. Mr. Lemmer is responsible for the legal and regulatory functions of the Bank.

       Alfred J. Sliwinski, age 49, is Executive Vice President/Community Banking. He has been employed by D&N in various branch operation capacities since May 1977 and is presently responsible for the community banking, bank operations and information systems functions of the Bank.

       Richard E. West, age 49, is Senior Vice President/Wholesale Lending. Prior to joining D&N in January 1990, he was Servicing Manager for 20 years with Rothschild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, residential lending and consumer lending functions of the Bank.

       Linda K. Korpela, age 45, is Vice President/Corporate Secretary of the Company and the Bank. She has been with the Bank since 1969 and served as Assistant Secretary of the Bank from 1978 to 1990.

       Donald W. Schulze, age 45, is Senior Vice President/Human Resources of the Bank. He has been with D&N in various capacities since 1986 and is presently responsible for the training and development, facilities management and human resources functions of the Bank.

       Frank R. Donnelly, age 55, is Senior Vice President/Commercial Lending of the Bank. He has been employed by the Bank in various capacities since 1965 and is presently responsible for the business lending and commercial real estate lending functions of the Bank.

       Leonard M. Bolduc, age 57, is Senior Vice President/Retail Loan Operations of the Bank, responsible for planning and directing the consumer lending and consumer and residential loan servicing functions. Prior to joining D&N in May 1988, he was employed by Citicorp Acceptance Company for three years, most recently as Regional Credit Center Manager. Mr. Bolduc was also employed for 19 years in various capacities at ITT Consumer Financial Corporation, his last position being Vice President/Division Director.

       John L. Blissett, age 42, is Senior Vice President/Controller of the Bank. He has been with D&N since 1983 and has served as Controller since that time. He is responsible for the accounting, financial and regulatory reporting, financial analysis, tax and risk management functions of the Bank.

       Daniel D. Greenlee, age 43, is Senior Vice President/Portfolio Manager and Assistant Treasurer of the Bank. He has been with D&N in various capacities since 1984 and is presently responsible for the cash management, investment and secondary market functions of the Bank.

                                   REGULATION

GENERAL

       The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all operations. The Bank is a member of FHLB of Indianapolis and is subject to certain limited regulation by the Federal Reserve Board. As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings institutions. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank. Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

FEDERAL REGULATION

       The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 1995. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

       The OTS has established a schedule for the assessment of fees upon all savings institutions to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is based upon the savings institution's total assets as reported in the institution's latest quarterly thrift financial report. The Bank's OTS assessment for the fiscal year ended December 31, 1995, was $218,000.

       The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

       In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

       The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1995, the Bank's lending limit under this restriction was $10.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

       The OTS, as well as the other federal banking agencies, has adopted safety and soundness standards on matters such as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to the final form of the proposed regulations.

INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

       The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For 1995, the assessment schedule for Bank Insurance Fund ("BIF") members and SAIF members ranged from .23% to .31% of deposits.

       The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

       As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to 0.31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. The SAIF rates, however, were not adjusted. As a result of these revisions, BIF members will generally pay lower premiums.

       Due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s, the SAIF is not expected to attain the designated reserve ratio until the year 2002. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

       The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF members to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity a number of proposals to recapitalize the SAIF have been recently considered by the United States Congress. The plan under current consideration provides for a one-time assessment, anticipated to range from .80% to .90%, to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro rata basis together with SAIF premiums. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998. There can be no assurance that any particular proposal will be enacted or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action.

REGULATORY CAPITAL REQUIREMENTS

       Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights (PMSRs) must be deducted from tangible capital. At December 31, 1995, the Bank had $599,000 of unamortized PMSRs, $68,000 of which was required to be deducted from tangible capital.

       The OTS regulations establish special capitalization requirements for savings institutions that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the institution's level of ownership, including the assets of includable subsidiaries in which the institution has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital, with a transition period ending on July 1, 1996, for investments made before April 12, 1989. At December 31, 1995, the Bank had approximately $1.7 million net investment in subsidiaries that will be excluded from capital pursuant to this transition rule.

       At December 31, 1995, the Bank had tangible capital of $61.1 million, or 5.10% of adjusted total assets, which is approximately $43.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which was phased-out over a five-year period) and up to 25% of other intangibles which meet certain separate salability and market valuation tests. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

       At December 31, 1995, the Bank had core capital equal to $61.1 million, or 5.10% of adjusted total assets, which is $25.1 million above the minimum leverage ratio requirement of 3% as in effect on that date.

       The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1995, the Bank had $9.0 million of general loss reserves which could be counted as supplementary capital.

       Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1995.

       In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

       The OTS has adopted a final rule that requires every savings institution with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings institutions may appeal an interest rate risk deduction determination. The OTS is uncertain as to when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Bank does not expect the new rule to have a significant effect on its calculation of total capital.

       On December 31, 1995, the Bank had total capital of $70.0 million (including $61.0 million in core capital and $9.0 million in qualifying supplementary capital) and risk-weighted assets of $715.9 million (including $31.8 million in converted off-balance sheet assets); or total capital of

9.78% of risk-weighted assets. This amount was $12.8 million above the 8% requirement in effect on that date.

       The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions.

       As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

       Any savings institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of conservator or a receiver.

       If the OTS determines that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice, it is authorized to reclassify a well-capitalized institution as an adequately capitalized institution and if the institution is adequately capitalized, to impose the restrictions applicable to an undercapitalized institution. If the institution is undercapitalized, the OTS is authorized to impose the restrictions applicable to a significantly undercapitalized institution.

       The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on the Bank's operations and profitability. The Company's stockholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

       OTS regulations impose various restrictions on institutions with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an institution from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the institution would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

       Generally, institutions such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the institution's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

       Savings institutions that will meet their current minimum capital requirement following a proposed capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during the 30-day period based on safety and soundness concerns. See " -- Regulatory Capital Requirements."

       The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal, a savings institution may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern and would remain adequately capitalized (as defined in the OTS prompt corrective action regulation) following the proposed distribution. Savings institutions that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings institution may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

LIQUIDITY

       All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 5%.

       In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon institutions for violations of either liquid asset ratio requirement. At December 31, 1995, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 8.3% and a short-term liquid asset ratio of 7.5%.

ACCOUNTING

       An OTS policy statement applicable to all savings institutions clarifies and reemphasizes that the investment activities of a savings institution must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, available for sale or trading) with appropriate documentation. The Bank is in compliance with these rules.

       The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

QUALIFIED THRIFT LENDER TEST

       All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets as defined by regulation in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1995, the Bank met the test and has always met the test since its inception.

       Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If the institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an institution that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See " -- Holding Company Regulation."

COMMUNITY REINVESTMENT ACT

       Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

       The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1995 and received a rating of "Satisfactory".


TRANSACTIONS WITH AFFILIATES

       Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

       Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

HOLDING COMPANY REGULATION

       The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

       As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such restrictions unless such other institutions each qualify as a QTL and were acquired in a supervisory acquisition.

       If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See " -- Qualified Thrift Lender Test."

       The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

FEDERAL SECURITIES LAW

       The stock of the Company is registered with the SEC under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

       Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

       The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1995, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

       Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.


FEDERAL HOME LOAN BANK SYSTEM

       The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs, that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1995, the Bank had $19.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 9.16% and were 7.88% for calendar year 1995.

       Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderate priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

       For the year ended December 31, 1995, the dividends paid by the FHLB of Indianapolis to the Bank totaled $1.6 million, which constitutes a $419,000 increase from the amount of dividends received in calendar year 1994. The $398,000 dividend received for the quarter ended December 31, 1995 reflects an annualized rate of 8.00%.

FEDERAL AND STATE TAXATION

       D&N and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

       Savings institutions, such as the Bank, that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "nonqualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

       Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings institution over a period of years.

       The percentage of specially computed taxable income that is used to compute a savings institution's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 32.2% assuming the maximum percentage bad debt deduction).

       If an institution's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constituted less than 60% of its total assets, the institution was not eligible to compute its bad debt deduction under the percentage of taxable income method. At December 31, 1995, approximately 88% of D&N's total assets were specified assets. No representation can be made as to whether D&N will meet the 60% test for subsequent taxable years.

       Under the experience method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method or on December 31, 1987, whichever is later (assuming that the loans outstanding have not declined since then).

       Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "nonqualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At December 31, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to D&N. It is not expected that these limitations would be a limiting factor in the foreseeable future.

       In addition to the regular income tax, corporations, including savings institutions such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings institutions such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

       To the extent earnings appropriated to a savings institution's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the institution's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1995, the Bank's Excess for tax purposes totaled approximately $14.0 million. If utilized other than to absorb bad debt losses, the tax liability related to the Bank's Excess would be approximately $4.9 million.

       Savings institutions, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing their percentage bad debt deduction for losses attributable to activities of the non-savings institution members of the consolidated group that are functionally related to the activities of the savings institution member.

       D&N and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.
In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, D&N) would not result in a deficiency which could have a material adverse effect on the financial condition of D&N and its consolidated subsidiaries. See Note K of Notes to Consolidated Financial Statements.

       MICHIGAN TAXATION. The State of Michigan imposes a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. The Michigan intangibles tax is being phased out over four years until the tax is fully repealed effective January 1, 1998. The State of Michigan also imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax are compensation, depreciation and federal taxable income, as increased by net operating loss carryforwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base.

       DELAWARE TAXATION. As a Delaware business corporation, the Company is required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of the Company stock.

ITEM 2. PROPERTIES

Offices

       The following table sets forth information with respect to D&N offices as of December 31, 1995.

                                              Owned           Lease               Date              Net
                                               or           Expiration         Acquired or          Book
     Office Locations                         Leased           Date            Constructed          Value
----------------------------------------   ------------    -----------      -----------------  -------------
Main Office:

400 Quincy Street
Hancock, Michigan. . . . . . . . .           Owned              --                   1972       $2,951,848

Branch Offices:

1000 S. Carpenter Street
Iron Mountain, Michigan. . . . . .           Owned              --                   1968          185,464

1930 U.S. 41, West
Marquette, Michigan. . . . . . . .           Owned              --                   1976        1,539,601

2325 Ludington Street
Escanaba, Michigan . . . . . . . .           Owned              --                   1975          320,146

501 Court Street
Sault Ste. Marie, Michigan . . . .           Owned              --                   1980          347,762

U.S. 41
Ishpeming, Michigan. . . . . . . .           Owned              --                   1978          201,620

1015 Tenth Street
Menominee, Michigan. . . . . . . .           Owned              --                   1976          199,836

100 S. Suffolk Street
Ironwood, Michigan . . . . . . . .           Owned              --                   1982          267,518

330 Fifth Street
Calumet, Michigan. . . . . . . . .           Owned              --                   1980           91,667

Festival Foods, 1810 W. Memorial
Houghton, Michigan . . . . . . . .           Leased        September 30, 1996        1986            5,096
                                                           No Options
Pat's Foods, 111 U.S. 41
L'Anse, Michigan . . . . . . . . .           Leased        December 31, 1997         1992            4,857
                                                           No Options
Pat's IGA, 1507 Cleveland Avenue
Marinette, Wisconsin . . . . . . .           Leased        June 30, 1998             1993           10,858
                                                           No Options
901 W. Sharon Avenue, Suite 100
Houghton, Michigan . . . . . . . .           Leased        May 25, 2000              1995          191,527
                                                           Two 5 Yr. Options
141 S. Main Street
Romeo, Michigan. . . . . . . . . .           Owned              --                   1974          339,693

1305 W. 14 Mile Road
Clawson, Michigan. . . . . . . . .           Leased        March 31, 1998            1995            3,319
                                                           One 3 Yr. Option
363 West Big Beaver, Suite 150
Troy, Michigan . . . . . . . . . .           Leased        July 31, 2002             1995          334,264
                                                           Two 3 Yr. Options
460 S. Saginaw Street
Flint, Michigan. . . . . . . . . .           Owned              --                   1924          863,083

                                             Owned           Lease               Date              Net
                                              or           Expiration         Acquired or          Book
  Office Locations                           Leased          Date            Constructed          Value
-----------------------------------       -----------    -----------       ----------------    -----------
300 Fenton Square
Fenton, Michigan . . . . . . . . .           Owned              --                  1984         194,247

2629 W. Pierson Road
Flint, Michigan. . . . . . . . . .           Leased        October 4, 2010          1995            --
                                                           No Options
3410 S. Dort Highway
Flint, Michigan. . . . . . . . . .           Leased        October 1, 1996          1961             224
                                                           Two 3 Yr. Options
G-4409 Miller Road
Flint, Michigan. . . . . . . . . .           Owned              --                  1975         431,321

1151 N. Ballenger Highway
Flint, Michigan. . . . . . . . . .           Leased        August 31, 1996          1975            --
                                                           No Options
4400 South Saginaw, Suite 1310
Flint, Michigan. . . . . . . . . .           Leased        February 28, 1999        1994          59,491
                                                           One 5 Yr. Option
12770 S. Saginaw Street
Grand Blanc, Michigan. . . . . . .           Owned              --                  1981         347,941

727 S. State Road
Davison, Michigan. . . . . . . . .           Owned              --                  1972         190,829

1559 E. Pierson Road
Flushing, Michigan . . . . . . . .           Owned              --                  1974         219,888

G-6120 Fenton Road
Flint, Michigan. . . . . . . . . .           Owned              --                  1979         155,867

3213 Genesee Road
Flint, Michigan. . . . . . . . . .           Owned              --                  1979         206,598

611 East Grand River
Howell, Michigan . . . . . . . . .           Leased        January 1, 2002          1967           9,690
                                                           Two 5 Yr. Options
9880 East Grand River
Brighton, Michigan . . . . . . . .           Leased        February 28, 1999        1988             802
                                                           Two 5 Yr. Options
419 South Lafayette
South Lyon, Michigan . . . . . . .           Leased        October 31, 2000         1990         331,903
                                                           One 10 Yr. Option
1075 East Main Street
Pinckney, Michigan . . . . . . . .           Owned              --                  1971         351,516

10590 Highland Road
Hartland, Michigan . . . . . . . .           Leased        August 1, 2000           1995          82,549
                                                           Two 5 Yr. Options
524 West Grand River
Fowlerville, Michigan. . . . . . .           Owned              --                  1974          61,825

5844 N. Sheldon Road
Canton, Michigan . . . . . . . . .           Leased        July 31, 1997            1995             835
                                                           One 3 Yr. Option

                                            Owned           Lease                Date             Net
                                              or         Expiration          Acquired or          Book
 Office Locations                           Leased          Date             Constructed          Value
----------------------------------      -------------    ----------       -----------------    -----------
Other Office Properties:

Troy Commercial Lending
363 W Big Beaver Road, Suite 150
Troy, Michigan . . . . . . . . . .           Leased        July 31, 2002            1995          32,032
                                                           Two 3 Yr. Options
Marquette Residential Lending
309 S. Front Street
Marquette, Michigan. . . . . . . .           Leased        October 31, 1997         1992           3,916
                                                           No Options
Mortgage Corp. Lending Office
3900 Sparks Drive SE, Suite 105
Grand Rapids, Michigan . . . . . .           Leased        February 28, 1998        1994            --
                                                           No Options
Mortgage Corp. Lending Office
2620 S. Cleveland Avenue, Suite 201
St. Joseph, Michigan . . . . . . .           Leased        October 31, 1996         1994            --
                                                           No Options
Mortgage Corp. Lending Office
7071 Orchard Lake Road, Suite 100
West Bloomfield, Michigan. . . . .           Leased        November 1, 1998         1995            --

435 Building
435 Mesnard Street
Hancock, Michigan. . . . . . . . .           Owned              --                  1974         305,610

424 Building
424 Hancock Street
Hancock, Michigan. . . . . . . . .           Owned              --                  1986         503,881


     At December 31, 1995, the net book value of the land, buildings and leasehold improvements owned by D&N was $11,349,000, and the net book value of its office furniture, fixtures and equipment was $3,389,000.

     COMPUTER EQUIPMENT. D&N processes all depositor and borrower customer files and transactions through a third party data services provider including general ledger accounting and information reporting. The book value of all computer equipment and software owned by the Company was $870,000 at December 31, 1995. The Company also leases an insignificant amount of data processing hardware and software.

Item 3. Legal Proceedings

     The Company is not involved in any material pending legal proceedings other than nonmaterial proceedings undertaken in the ordinary course of its business.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1995.

                                    PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Page 45 of the attached 1995 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Selected Financial Data

     Page 1 of the attached 1995 Annual Report to Stockholders is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Pages 10 through 18 of the attached 1995 Annual Report to
Stockholders are herein incorporated by reference.


Item 8. Financial Statements Supplementary Data

     Pages 19 through 41 of the attached 1995 Annual Report to
Stockholders are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant

     Information concerning Executive Officers of the Company is contained on page 30 herein. Information concerning Directors of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.


Item 11.  Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.


Item 13.  Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1996, except for the information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


     (a) (1) Financial Statements

     The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.


             Annual Report Section                  Pages in Annual Report
---------------------------------------            -----------------------
Selected Financial Data                                         1

Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                               10 - 18

Consolidated Statements of Condition                            19

Consolidated Statements of Operations                         20 - 21

Consolidated Statements of
  Stockholders' Equity                                          21

Consolidated Statements of Cash Flows                           22

Notes to Consolidated Financial Statements                    23 - 40

Report of Independent Auditors                                  41



     (a) (2) Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a) (3) Exhibits

                                                                          Sequential
                                                      Reference to        Page Number
                                                      Prior Filing      Where Attached/
                                                      or Exhibit          Located in
Regulation                                              Number              This
S-K Exhibit                                            Attached           Form 10-K
  Number                     Document                   Hereto              Report
-----------        -----------------------------    -------------       --------------
    3(i)             Articles of Incorporation          *              Not applicable

    3(ii)            By-Laws                            *              Not applicable

    4                Instruments defining the           *              Not applicable
                       rights of security holders,
                       including  debentures

    9                Voting Trust Agreement           None             Not applicable

   10                Material Contracts

                     1993 401(k) Plan & Trust           *              Not applicable
                       (1994 Amendment)

                     1984 Stock Option Plan             *              Not applicable
                       (1995 Amendment)

                     1994 Management Stock Incentive    *              Not applicable
                       Plan (1995 Amendment)

                     Employment Agreement of
                       G. Butvilas                      *              Not applicable

   11                Statement re:  computation       11               Page 52
                       of per share earnings

   12                Statement re:  computation       Not required     Not applicable
                       of ratios

   13                Annual Report to Security        13               Page 53
                       Holders

   16                Letter re: change in             None             Not applicable
                       Certifying Accountant

   18                Letter re:  change in            None             Not applicable
                       accounting principles

   21                Subsidiaries of Registrant       21               Page 100

   22                Published report regarding       None             Not applicable
                       matters submitted to vote
                       of security holders


   23                Consent of Experts and           23               Page 101
                       Counsel

   24                Power of Attorney                Not required     Not applicable

   27                Financial Data Schedule          27               Page 102

   28                Information from reports         None             Not applicable
                       furnished to state
                       insurance regulatory
                       authorities

   99                Additional exhibits              None             Not applicable

---------------------

    *Filed as exhibits to the Registrant's registration statement on Form S-2 (File No. 33-69300) filed with the Commission on September 23, 1993 or as part of reports filed for the purpose of updating such description. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

    (b) Reports on Form 8-K

    Current Reports on Form 8-K were filed on December 28, 1995 and February 28, 1996 as part of a Registration Statement for the acquisition of Macomb Federal Savings Bank.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        D&N FINANCIAL CORPORATION


Date    March 25, 1996                  By:/s/  GEORGE J. BUTVILAS
    ---------------------------            ---------------------------------
                                           GEORGE J. BUTVILAS
                                            (Duly Authorized Representative)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:/s/  GEORGE J. BUTVILAS              By:/s/  KENNETH D. SEATON
   ----------------------------            ---------------------------------
   GEORGE J. BUTVILAS                      KENNETH D. SEATON
   Director, President and                 Director, Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)

Date    March 25, 1996                  Date    March 25, 1996
    ---------------------------             -------------------------------


By:/s/  JOSEPH C. BROMLEY               By:/s/  SHARON A. REESE DALENBERG
  -----------------------------            -------------------------------
   JOSEPH C. BROMLEY                       SHARON A. REESE DALENBERG
   Director                                Director

Date    March 25, 1996                  Date    March 25, 1996
    ---------------------------             ------------------------------


By:/s/  RANDOLPH P. PIPER               By:/s/  THOMAS J. ST. DENNIS
   ----------------------------            -------------------------------
   RANDOLPH P. PIPER                       THOMAS J. ST. DENNIS
   Director                                Director

Date    March 25, 1996                  Date    March 25, 1996
    ---------------------------             ------------------------------


By:/s/  PETER VAN PELT                  By:/s/  B. THOMAS M. SMITH, JR.
   ----------------------------            -------------------------------
   PETER VAN PELT                          B. THOMAS M. SMITH, JR.
   Director                                Director

Date    March 25, 1996                  Date    March 25, 1996
    ---------------------------             ------------------------------


By: /s/ KENNETH R. JANSON
   ----------------------------
    KENNETH R. JANSON
    Executive Vice President/
    Chief Financial Officer

Date    March 25, 1996
    ---------------------------

                                 EXHIBIT INDEX

                                                                          Sequential
                                                      Reference to        Page Number
                                                      Prior Filing      Where Attached/
                                                      or Exhibit          Located in
Regulation                                              Number              This
S-K Exhibit                                            Attached           Form 10-K
  Number                     Document                   Hereto              Report
-----------        -----------------------------    -------------       --------------
    3(i)             Articles of Incorporation          *              Not applicable

    3(ii)            By-Laws                            *              Not applicable

    4                Instruments defining the           *              Not applicable
                       rights of security holders,
                       including  debentures

    9                Voting Trust Agreement           None             Not applicable

   10                Material Contracts

                     1993 401(k) Plan & Trust           *              Not applicable
                       (1994 Amendment)

                     1984 Stock Option Plan             *              Not applicable
                       (1995 Amendment)

                     1994 Management Stock Incentive    *              Not applicable
                       Plan (1995 Amendment)

                     Employment Agreement of
                       G. Butvilas                      *              Not applicable

   11                Statement re:  computation       11               Page 52
                       of per share earnings

   12                Statement re:  computation       Not required     Not applicable
                       of ratios

   13                Annual Report to Security        13               Page 53
                       Holders

   16                Letter re: change in             None             Not applicable
                       Certifying Accountant

   18                Letter re:  change in            None             Not applicable
                       accounting principles

   21                Subsidiaries of Registrant       21               Page 100

   22                Published report regarding       None             Not applicable
                       matters submitted to vote
                       of security holders


   23                Consent of Experts and           23               Page 101
                       Counsel

   24                Power of Attorney                Not required     Not applicable

   27                Financial Data Schedule          27               Page 102

   28                Information from reports         None             Not applicable
                       furnished to state
                       insurance regulatory
                       authorities

   99                Additional exhibits              None             Not applicable

---------------------

        *Filed as exhibits to the Registrant's registration statement on Form S-2 (File No. 33-69300) filed with the Commission on September 23, 1993 or as part of reports filed for the purpose of updating such description. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.