Form 10-Q
period 1996-03-31
D&N FINANCIAL CORP
filed 1996-05-14
CIK 830143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

         (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------
Commission file number   0-17137


                           D&N FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                 38-2790646
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                  400 Quincy Street, Hancock, Michigan  49930
                  -------------------------------------------
                    (Address of principal executive offices)

                              (906)  482-2700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $0.01 par value            7,552,667
            -----------------------------     ----------------------
                     (Class)                    (Shares Outstanding
                                               as of April 30, 1996)
================================================================================

                           D&N FINANCIAL CORPORATION

                                     INDEX

                                                                          Page No.
PART I           Financial Information

                 Consolidated statements of condition -
                          March 31, 1996 and December 31, 1995                3

                 Consolidated statements of income -
                          three months ended March 31, 1996 and 1995          4

                 Consolidated statements of cash flows -
                          three months ended March 31, 1996 and 1995          5

                 Notes to consolidated financial statements                   6

                 Management's Discussion and Analysis of
                          Financial Condition and Results of Operations       9


PART II          Other Information                                           16

                           D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                  March 31,    December 31,
                                                    1996           1995
                                                 ------------------------
                                                      (In thousands)
                                                 ------------------------
ASSETS
   Cash and due from banks                       $   20,895    $    8,923
   Interest-bearing deposits in other banks             435         6,636
                                                 ------------------------
     Total cash and cash equivalents                 21,330        15,559
   Investment securities (market value of
     $33,756,000 in 1996 and $47,062,000 in 1995)    33,736        46,925
   Investment securities available for sale
     (at market value)                               29,581        40,899
   Mortgage-backed securities (market value of
     $64,443,000 in 1996 and $69,447,000 in 1995)    63,896        68,434
   Mortgage-backed securities available for
     sale (at market value)                          49,040        55,041
   Loans receivable (including loans held
     for sale of $6,376,000 in 1996 and
     $21,610,000 in 1995)                         1,014,472       941,119
     Allowance for loan losses                   (    9,991)   (    9,931)
                                                 ------------------------
     Net loans receivable                         1,004,481       931,188
   Other real estate owned, net                       1,073         1,319
   Federal income taxes                               6,337         5,380
   Office properties and equipment, net              15,053        14,738
   Other assets                                       7,400         7,178
                                                 ------------------------
                                                 $1,231,927    $1,186,661
                                                 ========================
LIABILITIES
   Checking and NOW accounts                     $   94,658    $   91,621
   Money market accounts                             87,076        85,287
   Savings deposits                                 151,165       145,241
   Time deposits                                    566,954       564,289
   Accrued interest                                   1,443         1,431
                                                 ------------------------
     Total deposits                                 901,296       887,869
   Securities sold under agreements
     to repurchase                                   26,876          --
   FHLB advances and other borrowed money           219,334       216,232
   Advance payments by borrowers and
     investors held in escrow                         9,709        11,093
   Other liabilities                                  5,348         5,756
                                                 ------------------------
                             Total liabilities    1,162,563     1,120,950
STOCKHOLDERS' EQUITY
   Preferred stock (1,000,000 shares
     authorized; none issued)                          --            --
   Common stock, $.01 par value per share (shares
     authorized - 10,000,000; shares outstanding-
     6,850,858 in 1996 and  6,797,680 in 1995)           69            68
   Additional paid-in capital                        48,695        48,283
                                                 ------------------------
     Total paid-in capital                           48,764        48,351
   Retained earnings - substantially restricted      19,543        16,046
   Less cost of treasury stock (21,456 shares
     in 1996 and 1995)                           (      213)   (      213)
   Unrealized holding gains on debt securities
     available for sale, net of tax                   1,270         1,527
                                                 ------------------------
                  Total stockholders' equity         69,364        65,711
                                                 ------------------------
                                                 $1,231,927    $1,186,661
                                                 ========================

See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                       Three Months Ended
                                                            March 31,
                                                      1996            1995
                                                  ---------------------------
                                                  (In thousands except per share)
                                                  -------------------------------
Interest income:
   Loans                                            $ 19,550         $ 15,904
   Mortgage-backed securities                          2,227            2,699
   Investments and deposits                            1,532            1,536
                                                    -------------------------
                           TOTAL INTEREST INCOME      23,309           20,139
Interest expense:
   Deposits                                           10,577            7,945
   Securities sold under agreements
     to repurchase                                        94              365
   FHLB advances and other borrowed money              3,173            3,173
   Interest rate instruments                            --              1,327
                                                    -------------------------
                          TOTAL INTEREST EXPENSE      13,844           12,810
                                                    -------------------------
                             NET INTEREST INCOME       9,465            7,329
Provision for loan losses                                300              200
                                                    -------------------------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES       9,165            7,129

Noninterest income:
  Loan servicing and administrative fees, net            318              584
  Deposit related fees                                   819              729
  Gain on loans held for sale                            491                3
  Other income                                            80               46
                                                    -------------------------
                        TOTAL NONINTEREST INCOME       1,708            1,362

Noninterest expense:
  Compensation and benefits                            3,909            3,713
  Occupancy                                              707              547
  Other expense                                        2,922            2,253
                                                    -------------------------
   General and administrative expense                  7,538            6,513
  Other real estate owned, net                            40        (      76)
  Amortization of intangibles                           --                134
  Federal deposit insurance premiums                     616              580
                                                    -------------------------
                       TOTAL NONINTEREST EXPENSE       8,194            7,151
                                                    -------------------------
       INCOME BEFORE INCOME TAX EXPENSE (CREDIT)       2,679            1,340

Federal income tax expense (credit)                (     818)            --
                                                    -------------------------
                                      NET INCOME    $  3,497         $  1,340
                                                    =========================

Earnings per common and common equivalent share:
                                         PRIMARY    $   0.48         $   0.20
                                                    =========================

                                   FULLY DILUTED    $   0.48         $   0.20
                                                    =========================

See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                            Three Months Ended
                                                                 March 31,
                                                            1996          1995
                                                         --------------------------
                                                               (In thousands)
                                                         --------------------------
OPERATING ACTIVITIES
Net income                                                $  3,497       $  1,340
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                   300            200
   Depreciation and amortization of
     office properties and equipment                           522            445
   Amortization of net discounts on
     purchased loans and securities                      (     685)     (     160)
   Originations and purchases of loans held for sale     (  12,121)          --
   Proceeds from sales of loans held for sale               26,930            700
   Amortization and writedowns of loan servicing rights        201             55
   Other                                                 (   1,255)         3,250
                                                         ------------------------
     Net cash provided by operating activities              17,389          5,830

INVESTING ACTIVITIES
   Proceeds from maturities of investment
     securities                                             33,000         16,000
   Purchases of investment securities                    (   8,848)     (  40,632)
   Principal collected on mortgage-backed securities        10,103          3,240
   Loans purchased                                       (  72,483)     (  14,526)
   Net change in loans receivable                        (  15,172)         1,670
   Decrease in other real estate owned                         246          1,152
   Purchases of office properties and equipment          (     827)     (     214)
                                                         ------------------------
     Net cash used by investing activities               (  53,981)     (  33,310)

FINANCING ACTIVITIES
   Net change in time deposits                               2,665         15,017
   Net change in other deposits                             10,749      (   7,177)
   Proceeds from notes payable, securities sold under
     agreements to repurchase and other borrowed money      58,600         65,000
   Payments on maturity of notes payable, securities
     sold under agreements to repurchase and other
     borrowed money                                      (  28,680)     (  50,565)
   Net change in advance payments by borrowers
     and investors held in escrow                        (   1,384)     (   7,098)
   Proceeds from issuance of stock                             413           --
                                                         ------------------------
     Net cash provided by financing activities              42,363         15,177
                                                         ------------------------
     Increase (decrease) in cash and cash equivalents        5,771      (  12,303)
Cash and cash equivalents at beginning of period            15,559         28,124
                                                         ------------------------
   Cash and cash equivalents at end of period             $ 21,330       $ 15,821
                                                         ========================

See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2:  EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 7,320,082 and 6,720,886 for the three months ended March 31, 1996 and March 31, 1995, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 7,331,483 and 6,720,886 for the three months ended March 31, 1996 and March 31, 1995, respectively.


NOTE 3:  ALLOWANCE FOR LOAN LOSSES

The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies, and other relevant factors. The allowance is increased by a provision for losses charged against income.

Changes in the allowance for loan losses are summarized as follows:


                                                  Three Months Ended
                                                       March 31,
                                                    1996       1995
                                                 --------------------
                                                     (In thousands)
Balance at beginning of period                   $  9,931    $  8,199
Charge-offs:
   Single family                                       49          35
   Income producing property                           --         200
   Commercial                                          --          --
   Installment                                        257         199
                                                 --------------------
     Total                                            306         434
Recoveries:
   Single family                                       --           2
   Income producing property                           --         245
   Commercial                                          --          --
   Installment                                         66          98
                                                 --------------------
     Total                                             66         345
                                                 --------------------
     Net charge-offs                                  240          89
Provision charged to operations                       300         200
                                                 --------------------
     Balance at end of period                    $  9,991    $  8,310
                                                 ====================


NOTE 4: FEDERAL INCOME TAXES

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A federal income tax credit was recorded in the 1996 reporting period and no federal income tax expense was recorded in the 1995 reporting period as the Company offset taxes ordinarily payable by a realization, through a reduction in the valuation allowance previously provided, of prior years' net operating loss carryforwards.

NOTE 5: ACQUISITION

On April 10, 1996, Macomb Federal Savings Bank ("Macomb"), a $43 million asset savings bank, was merged into the Company. The Company issued 716,497 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Macomb. The merger will be accounted for as a pooling-of-interests. The effect of the business combination on results of operations for the three months ended March 31, 1996 would have been to increase net interest income $200,000, decrease net income $9,000 and decrease earnings per share $0.05. The effect of the business combination on results of operations for the three months ended March 31, 1995 would have been to increase net interest income $281,000, increase net income $83,000 and decrease earnings per share $0.01. No changes in accounting methods are anticipated as a result of the business combination.


NOTE 6: RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the current period presentation.

                           D&N FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis provides information regarding D&N Financial Corporation's (D&N or the Company) financial condition and results of operations for the three-month periods ended March 31, 1996 and 1995. Ratios for the three-month periods are stated on an annualized basis. Results of operations for the 1996 period are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

  NET INCOME

        The Company recorded net income for the first quarter ended March 31, 1996 of $3.5 million, compared to net income of $1.3 million in the first quarter of 1995. Return on assets and return on equity were 1.16% and 20.81%, respectively, during the quarter ended March 31, 1996, compared to 0.50% and 9.81%, respectively, during the quarter ended March 31, 1995. The increase in net income was due primarily to an increase in net interest income, increased gains on loans held for sale and a credit for federal income taxes reduced by increases in operating expenses and the provision for loan losses.

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

        Net interest income increased $2.1 million to $9.4 million for the quarter ended March 31, 1996 compared to $7.3 million for the quarter ended March 31, 1995. The increase was due to increased volume and improved yields on variable rate and short lived assets and to lower expense on the Company's borrowings due to repricing and more significantly to maturity of the Company's interest rate exchange agreements, partially offset by increases in interest paid on deposits due to higher volumes and general increases in market interest rates.

        After raising additional capital in December 1993 and by increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earning assets and to realize increased net yields. The result of these factors is that net interest margin has steadily improved during recent quarters. Net interest margin was 3.23% for the first quarter of 1996 compared to 2.78% for the first quarter of 1995.

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

        The Company recorded a $300,000 provision for loan losses during the quarter ended March 31, 1996 compared to $200,000 recorded during the quarter ended March 31, 1995. The allowance for loan losses has been maintained at approximately 1.00% of gross loans even as the loan portfolio has experienced significant growth over the past several fiscal quarters.

   NONINTEREST INCOME

        Total noninterest income increased to $1.7 million during the quarter ended March 31, 1996, from $1.4 million recorded during the quarter ended March 31, 1995. Approximately $500,000 of this increase was from gains from the sale of loans originated or purchased for sale and from the recognition of originated mortgage servicing rights. Net loan servicing and administrative fees decreased $266,000 as the Company recorded impairments on its portfolio of mortgage servicing rights due to decreased market values caused primarily by higher loan prepayment experience. Additionally, the prior year's period included significant prepayment penalty income from the early repayment of certain commercial real estate loans. Deposit related fees were up approximately $90,000 in the current year quarter primarily due to an increase in ATM fee income.

   NONINTEREST EXPENSE

        Total noninterest expense increased $1.0 million to $8.2 million during the quarter ended March 31, 1996, from $7.2 million recorded in the first quarter of 1995. Compensation and benefits increased due to general wage and benefit increases and to additional staffing at new banking facilities. Occupancy expense increased primarily because of increased rental expense for new or expanded leased office locations. The increase in other expense represents the higher cost of doing business in additional and expanded facilities and locations and the resulting cost of increased support operations. The primary areas of increase were general office, data processing, furniture and equipment, marketing, legal and state tax expenses.


   FEDERAL INCOME TAXES

        A federal income tax credit of $818,000 was recorded in the first quarter of 1996 and no federal income tax was recorded in the first quarter of 1995 as the Company offset taxes ordinarily payable by a realization, through a reduction in the valuation allowance previously provided, of prior years' net operating loss carryforwards.

FINANCIAL CONDITION

        Total assets at March 31, 1996 were $1.23 billion, an increase of $45.3 million from December 31, 1995. Earning assets represented approximately 98% of total assets as of March 31, 1996, substantially the same as at year-end 1995.

   CASH, DEPOSITS AND INVESTMENT SECURITIES

        Cash, deposits and investment securities were $84.6 million at March 31, 1996, down $18.7 million from December 31, 1995. During the period, a significant portion of the Company's liquidity portfolio was used to partially fund loan demand.

   MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities decreased $10.5 million from year-end 1995 to $112.9 million at March 31, 1996. The decrease was due to repayments and amortization of $10.3 million plus a decrease of $253,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.

   NET LOANS RECEIVABLE

        Net loans receivable increased $73.3 million during the period to $1.0 billion at March 31, 1996. Loan originations of $121.4 million and purchases of $72.4 million exceeded repayments of $93.3 million and sales of $26.9 million. Loan originations during the three months ended March 31, 1996 were substantially higher compared to the first three months of 1995. Consumer loan originations were $43.3 million compared to $37.6 million, while real estate and commercial loan originations were $78.1 million compared to $14.3 million.

    NONPERFORMING ASSETS AND RISK ELEMENTS

        The following table sets forth the amounts and categories of risk elements in the Company's loan portfolio.

                                        March 31,  December 31,
                                          1996        1995
                                       -----------------------
                                        (Dollars in thousands)
Nonaccruing loans                       $   6,144  $   8,172
Accruing loans delinquent more
    than 90 days                               --         --
Restructured loans                             --         --
                                        --------------------
    Total nonperforming loans               6,144      8,172
Other real estate owned (OREO)              1,073      1,452
                                        --------------------
    Total nonperforming assets          $   7,217  $   9,624
                                        ====================

Nonperforming loans as a
    percentage of total loans                0.61%      0.87%
                                        ====================

Nonperforming assets as a
    percentage of total assets               0.59%      0.81%
                                        ====================

Allowance for loan losses as a
    percentage of nonperforming loans      162.61%    121.53%
                                        ====================

Allowances for loan and OREO
  losses  as a percentage of
  nonperforming assets                     138.44%    104.57%
                                        ====================




         Nonperforming assets, before allowances for loan and OREO losses, decreased $2.4 million during the period primarily as a large commercial real estate loan secured by a hotel was restored to accrual status after several months of performance in accordance with loan contract terms.

   MORTGAGE SERVICING RIGHTS (MSRS)

    The Company's net investment in MSRs increased slightly during the period to $1.1 million at March 31, 1996. The following table details activity in the portfolio for the periods indicated.

                                   Three Months           Year
                                       Ended              Ended
                                   March 31, 1996    December 31, 1995
                                  ------------------------------------
                                          (Dollars in thousands)
Balance at beginning of period       $ 1,113            $    968
Additions:
   Capitalized servicing                 210                 621
   Purchased servicing                    --                  --
                                     -------            --------
         Total                           210                 621
Reductions:
   Scheduled amortization                 74                 169
   Additional amortization due
     to changes in prepayment
     assumptions                          11                  71
   Impairment                            116                 234
   Sales                                  --                  --
   Transfers to loan portfolio under
     recourse and other provisions        --                   2
                                     -------            --------
       Total                             201                 476
                                     -------            --------
Balance at end of period             $ 1,122            $  1,113
                                     =======            ========

Fair market value at end of period   $ 1,381            $  1,161
                                     =======            ========


   DEPOSITS

     Deposits increased $13.4 million during the period to $901.3 million at March 31, 1996. Certificates of deposit increased $2.7 million and savings deposits increased $5.9 million while checking accounts and money
market accounts increased $3.0 million and $1.8 million, respectively.   The
Company's cost of deposits decreased to 4.66% at March 31, 1996, compared to 4.80% at December 31, 1995, as result of a general decrease in market rates of interest.

   BORROWINGS

         Total borrowings increased $30.0 million during the period to $246.2 million at March 31, 1996 in order to fund anticipated loan demand. The Company's cost of borrowings was 5.63% at March 31, 1996, compared to 6.09% at December 31, 1995.

   CAPITAL

         According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at March 31, 1996 exceeded these requirements.

                        Tangible       Core       Risk-Based
                        Capital       Capital       Capital
                       ---------     ---------    ----------
                               (Dollars in thousands)
Actual capital         $  64,742     $  64,742     $  74,343
Required capital          18,749        37,498        61,428
                       ---------     ---------     ---------
Excess capital         $  45,993     $  27,244     $  12,915
                       =========     =========     =========

Actual ratio                5.18%         5.18%         9.68%
                       =========     =========     =========

Required ratio              1.50%         3.00%         8.00%
                       =========     =========     =========

         Consolidated stockholders' equity was $69.4 million at March 31, 1996 and represents 5.63% of consolidated assets.


   LIQUIDITY

         Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. At March 31, 1996, the Bank's average liquidity ratio was 5.99%. At March 31, 1996, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $215 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

   REGULATORY ISSUES

         Deposits of savings institutions such as the Bank are presently insured by the SAIF, which along with the BIF, is one of the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are likely to experience lower deposit insurance premiums in the future because the BIF has higher reserves and is expected to be responsible for fewer troubled institutions than the SAIF. As a result of the BIF achieving its statutory reserve ratio, the FDIC has proposed that the premium schedule for BIF members be revised so that well capitalized and healthy BIF members would pay the lowest premiums. It is not anticipated that the SAIF will be adequately recapitalized for several years, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members could be placed at a significant, competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. A recapitalization plan recently under consideration by the Congress reportedly would provide for a special assessment of .80% to .90% to be imposed on all SAIF insured deposits to eliminate the disparity. No assurance can be given, however, as to whether the FDIC's proposal or a recapitalization plan will be implemented or as to the nature or extent of any competitive disadvantage which may be experienced by SAIF-member institutions.

                           D&N FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
             None


ITEM 2. CHANGES IN SECURITIES
             None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
             None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of stockholders was held on April 23, 1996.

        (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against and withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


             Elections of the following
             Directors for a                                       Broker
             three-year term:              For       Withheld    Non-Votes
                                         ---------   --------    ---------
              George J. Butvilas         5,703,746   248,474        --
              B. Thomas M. Smith, Jr.    5,705,597   246,623        --
              Thomas J. St. Dennis       5,701,988   250,232        --



             Ratification of Coopers and Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1996:

                       For                     5,835,070
                       Against                    30,449
                       Abstain                    86,701
                       Broker Non-Votes             --

                           D&N FINANCIAL CORPORATION

            Approving and adopting an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock to 25,000,000:

                  For                     5,283,714
                  Against                   637,681
                  Abstain                    30,825
                  Broker Non-Votes             --

ITEM 5:   OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are included herein:

              (11)  Statement re: computation of per share
                       earnings

              (27)  Financial Data Schedule

              (99)  Additional exhibits

                        i.  Interest rate/volume analysis:
                              quarter ended 3/31/96 vs.
                                quarter ended 3/31/95

         (b)  Reports on Form 8-K:

              As previously announced, the Registrant and Macomb Federal Savings Bank ("Macomb") entered into an Agreement and Plan of Reorganization dated November 8, 1995.

              On February 28, 1996, the Registrant filed as an exhibit to Form 8-K Macomb's quarterly Report on Form 10-Q for the quarter ended December 31, 1995 filed by Macomb with the Office of Thrift Supervision pursuant to the Securities Exchange Act of 1934.

                                   SIGNATURES





        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             D&N FINANCIAL CORPORATION





                                             \s\  George J. Butvilas
                                             ----------------------------------
                                             George J. Butvilas, President and
                                             Chief Executive Officer





                                             \s\   Kenneth R. Janson
                                             ----------------------------------
                                             Kenneth R. Janson,
                                             Executive Vice President/Chief
                                               Financial Officer and Treasurer





Date:      May 10, 1996

                                EXHIBIT INDEX




Exhibit Number                Description
- --------------                -----------
      11                      Computation of Per Share Earnings

      27                      Financial Data Schedule

      99i                     Interest Rate/Volume Analysis