Form 10-Q
period 1996-06-30
D&N FINANCIAL CORP
filed 1996-08-13
CIK 830143

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                                 --------------------------------
                                     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------   -------------
Commission file number   0-17137
                      -----------------------------------------

                          D&N FINANCIAL CORPORATION
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Delaware                        38-2790646
        --------------------------------      -------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)

                 400 Quincy Street, Hancock, Michigan  49930
          --------------------------------------------------------
                  (Address of principal executive offices)

                               (906)  482-2700
          --------------------------------------------------------
            (Registrant's telephone number, including area code)


          --------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [X]   No [  ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $0.01 par value             7,572,354
          --------------------------------------------------------
                      (Class)                 (Shares Outstanding
                                              as of July 31, 1996)

===============================================================================

                          D&N FINANCIAL CORPORATION


                                    INDEX




                                                           Page No.

  PART I  Financial Information

          Consolidated statements of condition -
          June 30, 1996 and December 31, 1995                 3

          Consolidated statements of income -
          three months ended June 30, 1996 and 1995
          six months ended June 30, 1996 and 1995             4

          Consolidated statements of cash flows -
          six months ended June 30, 1996 and 1995             5

          Notes to consolidated financial statements          6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9


PART II Other Information                                    17



                          D&N FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                         June 30,     December 31,
                                                          1996           1995
                                                        --------------------------
                                                             (In thousands )
                                                        --------------------------
ASSETS
     Cash and due from banks                            $   12,512    $    9,264
     Interest-bearing deposits in other banks                  938        13,176
                                                        -------------------------
       Total cash and cash equivalents                      13,450        22,440
     Investment securities (market value of
       $58,606,000 in 1996 and $55,376,000 in 1995)         58,635        55,239
     Investment securities available for sale
       (at market value)                                    25,469        41,197
     Mortgage-backed securities (market value of
       $93,629,000 in 1996 and $73,681,000 in 1995)         93,653        72,668
     Mortgage-backed securities available for
       sale (at market value)                               45,067        55,041
     Loans receivable (including loans held
       for sale of $716,000 in 1996 and
       $21,610,000 in 1995)                              1,105,958       962,440
       Allowance for loan losses                       (    10,150)  (    10,081)
                                                        -------------------------
       Net loans receivable                              1,095,808       952,359
     Other real estate owned, net                              746         1,319
     Federal income taxes                                    7,164         5,374
     Office properties and equipment, net                   15,676        14,850
     Other assets                                            8,356         8,010
                                                        -------------------------
                                                        $1,364,024    $1,228,497
                                                        =========================
LIABILITIES
     Checking and NOW accounts                          $   98,109    $   91,623
     Money market accounts                                  89,047        86,080
     Savings deposits                                      155,639       149,727
     Time deposits                                         590,573       594,046
     Accrued interest                                        1,463         1,456
                                                        -------------------------
       Total deposits                                      934,831       922,932
     Securities sold under agreements
       to repurchase                                        46,852          --
     FHLB advances and other borrowed money                285,244       216,295
     Advance payments by borrowers and
       investors held in escrow                             12,381        11,329
     Other liabilities                                       5,762         5,962
                                                        -------------------------
                               Total liabilities         1,285,070     1,156,518
STOCKHOLDERS' EQUITY
     Preferred stock (1,000,000 shares
       authorized; none issued)                                 --            --
     Common stock, $.01 par value per share (shares
       authorized - 10,000,000; shares outstanding-
       7,586,186 in 1996 and 7,497,305 in 1995)                 76            75
     Additional paid-in capital                             50,550        49,892
                                                        -------------------------
       Total paid-in capital                                50,626        49,967
     Retained earnings - substantially restricted           27,422        20,573
     Less cost of treasury stock (21,456 shares
       in 1996 and 1995)                               (       213)  (       213)
     Less leveraged ESOP stock                         (        45)  (        63)
     Unrealized holding gains on debt securities
       available for sale, net of tax                        1,164         1,715
                                                        -------------------------
                    Total stockholders' equity              78,954        71,979
                                                        -------------------------
                                                        $1,364,024    $1,228,497
                                                        =========================


See notes to consolidated financial statements.

                          D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    Three Months Ended                      Six Months Ended
                                                          June 30,                               June 30,
                                                     1996             1995                1996            1995
                                                   ---------------------------------------------------------------
                                                                   (In thousands except per share)
                                                   ---------------------------------------------------------------
Interest income:
  Loans                                            $21,435          $18,059             $41,415          $34,388
  Mortgage-backed securities                         2,477            2,748               4,753            5,512
  Investments and deposits                           1,514            2,046               3,258            3,777
                                                   ---------------------------------------------------------------
                   TOTAL INTEREST INCOME            25,426           22,853              49,426           43,677
Interest expense:
  Deposits                                          10,856            9,282              21,906           17,617
  Securities sold under agreements to repurchase       597              633                 692              998
  FHLB advances and other borrowed money             3,433            3,328               6,606            6,500
  Interest rate instruments                             --              882                  --            2,209
                                                   ---------------------------------------------------------------
                     TOTAL INTEREST EXPENSE         14,886           14,125              29,204           27,324
                                                   ---------------------------------------------------------------
                        NET INTEREST INCOME         10,540            8,728              20,222           16,353
Provision for loan losses                              300              800                 600            1,000
                                                   ---------------------------------------------------------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES         10,240            7,928              19,622           15,353

Noninterest income:
  Loan servicing and administrative fees, net          703              431               1,026            1,021
  Deposit related fees                                 879              763               1,699            1,492
  Gain on loans held for sale                          146                8                 638               11
  Other income                                         136               57                 232              117
  Gain (loss) on sale of investment securities         188          (   120)                188          (   120)
  Gain on sale of loans and mortgage-backed
    securities                                        --                899                --                899
                                                   ---------------------------------------------------------------
                   TOTAL NONINTEREST INCOME          2,052            2,038               3,783            3,420
Noninterest expense:
  Compensation and benefits                          4,903            3,890               8,984            7,733
  Occupancy                                            685              491               1,397            1,043
  Other expense                                      3,184            2,678               6,139            4,981
                                                   ---------------------------------------------------------------
   General and administrative expense                8,772            7,059              16,520           13,757
  Other real estate owned, net                          22          (   389)                 62          (   465)
  Amortization of intangibles                         --                 79                --                213
  Federal deposit insurance premiums                   674              598               1,310            1,197
                                                   ---------------------------------------------------------------
                  TOTAL NONINTEREST EXPENSE          9,468            7,347              17,892           14,702
                                                   ---------------------------------------------------------------
   INCOME BEFORE INCOME TAX EXPENSE (CREDIT)         2,824            2,619               5,513            4,071
                                                   ---------------------------------------------------------------
  Federal income tax expense (credit)               (  537)              30             ( 1,336)              58
                                                   ---------------------------------------------------------------
                                 NET INCOME        $ 3,361          $ 2,589             $ 6,849          $ 4,013
                                                   ===============================================================

Earnings per common and common equivalent share:
                                    PRIMARY        $  0.42          $  0.35             $  0.85          $  0.54
                                                   ===============================================================

                              FULLY DILUTED        $  0.41          $  0.33             $  0.84          $  0.52
                                                   ===============================================================



See notes to consolidated financial statements.

     D&N FINANCIAL CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        1996                1995
                                                                                   -------------------------------
                                                                                             (In thousands)
                                                                                   -------------------------------
OPERATING ACTIVITIES
Net income                                                                            $ 6,849             $ 4,013
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                                               600               1,000
  Depreciation and amortization of
    office properties and equipment                                                       985                 892
  Amortization of net discounts on
    purchased loans and securities                                                 (      670)         (    2,386)
  Originations and purchases of loans held for sale                                (   12,282)         (    1,002)
  Proceeds from sales of loans held for sale                                           43,264               2,820
  Realized and unrealized investment
    security (gains)losses                                                         (      188)                120
  Realized and unrealized (gain)loss on loans and
    mortgage-backed securities                                                            --           (      897)
  Amortization and writedown of loan servicing rights                                      78                 151
  Other                                                                            (    2,967)         (    3,433)
                                                                                   -------------------------------
      Net cash provided by operating activities                                        35,669               1,278

INVESTING ACTIVITIES
  Proceeds from sales of investment securities                                            298              10,069
  Proceeds from maturities of investment securities                                    74,995              26,038
  Purchases of investment securities                                               (   62,858)         (   47,529)
  Proceeds from sales of mortgage-backed securities                                       --                4,478
  Proceeds from sales of loans                                                            --               35,218
  Principal collected on mortgage-backed securities                                    22,949               6,548
  Mortgage-backed securities purchased                                             (   34,634)               --
  Purchases of loans                                                               (  131,769)         (   40,824)
  Net change in loans receivable                                                   (   41,734)         (   54,341)
  (Increase)decrease in other real estate owned                                           573               1,257
    Purchases of premises and equipment                                            (    1,797)         (      345)
                                                                                   -------------------------------
      Net cash used by investing activities                                        (  173,977)         (   59,431)

FINANCING ACTIVITIES
  Net change in time deposits                                                      (    6,289)             37,593
  Net change in other deposits                                                         18,181          (    6,631)
  Proceeds from notes payable, securities sold under
    agreements to repurchase and other borrowed money                                 181,852             149,000
  Payments on maturity of notes payable, securities
    sold under agreements to repurchase and other
    borrowed money                                                                 (   66,155)         (  130,427)
  Net activity in advance payments by borrowers
    and investors held in escrow                                                        1,052          (    3,582)
  Proceeds from issuance of stock                                                         659                  12
  Reduction of leverage ESOP stock                                                         18                  18
                                                                                   -------------------------------
      Net cash provided by financing activities                                       129,318              45,983
                                                                                   -------------------------------
    Increase (decrease) in cash and cash equivalents                               (    8,990)         (   12,170)
  Cash and cash equivalents at beginning of period                                     22,440              33,896
                                                                                   -------------------------------
  Cash and cash equivalents at end of period                                          $13,450             $21,726
                                                                                   ===============================


See notes to consolidated financial statements.

                          D&N FINANCIAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2:  EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 8,070,809 and 7,421,063 for the three months ended June 30, 1996 and June 30, 1995, respectively, and 8,042,065 and 7,420,821 for the six months ended June 30, 1996 and June 30, 1995, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 8,149,139 and 7,777,050 for the three months ended June 30, 1996 and June 30, 1995, respectively, and 8,122,669 and 7,776,808 for the six months ended June 30, 1996 and June 30, 1995, respectively.


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

Changes in the allowance for loan losses are summarized as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      1996       1995          1996      1995
                                     ------------------       -----------------
                                                   (In thousands)

Balance at beginning of period       $ 10,141  $ 8,460        $ 10,081  $ 8,349
Charge-offs:
  Single family                            40       61              89       96
  Income producing property              --         25            --        225
  Commercial                             --       --              --       --
  Installment                             332      225             589      424
                                     ------------------       -----------------
    Total                                 372      311             678      745
Recoveries:
  Single family                             3     --                 3        2
  Income producing property              --       --              --        245
  Commercial                             --       --              --       --
  Installment                              78      103             144      201
                                     ------------------       -----------------
    Total                                  81      103             147      448
                                     ------------------       -----------------
    Net charge-offs                       291      208             531      297
Provision charged to operations           300      800             600    1,000
                                     ------------------       -----------------
    Balance at end of period         $ 10,150 $  9,052        $ 10,150  $ 9,052
                                     ==================       =================


NOTE 4: FEDERAL INCOME TAXES

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A federal income tax credit was recorded in both of the 1996 reporting periods and no federal income tax expense was recorded in either of the 1995 reporting periods as the Company offset taxes ordinarily payable by a realization, through a reduction in the valuation allowance previously provided, of prior years' net operating loss carryforwards. At June 30, 1996, no further reductions of the valuation allowance are available to offset future tax expense.


NOTE 5:  BUSINESS COMBINATION

On April 10, 1996, Macomb Federal Savings Bank ("Macomb") was merged into the Company. The Company issued 716,497 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Macomb. At the time of the merger, Macomb had assets and stockholders' equity (unaudited)of $41,932,000 and

$6,268,000, respectively. The merger was accounted for as a pooling-of-interests, and accordingly, the financial statements, prior to the merger, have been restated to include the results of Macomb.

Pre-merger amounts of net interest income and net income included in the fiscal 1996 consolidated statement of income are as follows:


                                           Net Interest        Net
                                              Income       Income(Loss)
                                           ----------------------------
                                                  (In thousands)

D&N                                        $  9,465          $  3,497
Macomb                                          217         (       9)
                                           ----------------------------
                                           $  9,682          $  3,488
                                           ============================

A reconciliation of consolidated net interest income, net income and earnings per share, previously reported and restated amounts, follows:



                                            Three Months          Six Months
                                               Ended                Ended
                                           June 30, 1995        June 30, 1995
                                          -------------------------------------
                                            (In thousands, except per share)


Net interest income
 Previously reported                         $8,455               $15,784
 As restated                                 $8,728               $16,353
Net income
 Previously reported                         $2,520               $3,860
 As restated                                 $2,589               $4,013
Primary earnings per share
 Previously reported                         $0.37                $0.57
 As restated                                 $0.35                $0.54
Fully diluted earnings per share
 Previously reported                         $0.35                $0.55
 As restated                                 $0.33                $0.52



NOTE 6:  RECLASSIFICATIONS

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the current period presentation.

                          D&N FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis provides information regarding D&N Financial Corporation's (D&N or the Company) financial condition and results of operations for the three-month and six-month periods ended June 30, 1996 and 1995. Ratios for the three-month and six-month periods are stated on an annualized basis. Results of operations for the 1996 periods are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

  NET INCOME

     The Company recorded net income for the second quarter ended June 30, 1996 of $3.4 million, compared to net income of $2.6 million in the second quarter of 1995. Return on assets and return on equity were 1.02% and 17.53%, respectively, during the quarter ended June 30, 1996, compared to 0.89% and 16.29%, respectively, during the quarter ended June 30, 1995. The increase in net income was primarily due to increases in net interest income and loan servicing income plus decreases in loan loss provision and tax expense, partially reduced by lower gains on sales of assets and increased operating expenses.

     For the six months ended June 30, 1996, the Company recorded net income of $6.8 million, compared to net income of $4.0 million for the six months ended June 30, 1995. Return on assets and return on equity were 1.07% and 18.24%, respectively, during the six months ended June 30, 1996, compared to 0.70% and 12.95%, respectively, during the six months ended June 30, 1995. The increase in net income was primarily due to increases in net interest income and gains on loans held for sale plus decreases in loan loss provision and tax expense, partially reduced by lower gains on sales of assets and increased operating expenses.


  NET INTEREST INCOME

     Net interest income, or the difference between interest earned on interest earning assets such as loans and investments and interest paid on sources of funds such as deposits and borrowings, is a significant component of the Company's earnings. Net interest income is affected by changes in both the balance of and the rates on interest earning assets and interest bearing liabilities and the amount of interest earning assets funded with non-interest or low-interest bearing funds.

     Net interest income increased $1.8 million to $10.5 million for the quarter ended June 30, 1996 compared to $8.7 million for the quarter ended June 30, 1995. The increase was due to increased volume and improved yields on variable rate and short lived assets and to maturity of the Company's interest rate exchange agreements. These improvements were partially offset by lower yields on fixed rate, long term assets and increases in interest paid on deposits due to higher volumes and general increases in market interest rates.

     Similarly, net interest income increased $3.8 million to $20.2 million for the six months ended June 30, 1996 from $16.4 million for the six months ended June 30, 1995. The same factors that explained the second quarter comparison were present during the year-to-date comparative periods.

     After raising additional capital in December 1993 and by increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earning assets and to realize increased net yields. The result of these factors is that net interest margin has steadily improved during recent quarters. Net interest margin was 3.27% for the second quarter of 1996, compared to 3.08% for the second quarter of 1995. Net interest margin was 3.23% for the first six months of 1996, compared to 2.94% for the 1995 six-month period.

  PROVISION FOR LOAN LOSSES

     A provision for loan losses is charged to income based on the size and quality of the loan portfolio measured against prevailing economic conditions. This process is accomplished through a formal review analysis. The provision is recorded in amounts sufficient to maintain the allowance for possible loan losses at a level in excess of that expected by management to be required to cover specific exposures in the portfolio.

     The Company recorded a $300,000 provision for loan losses during the quarter ended June 30, 1996 compared to $800,000 recorded during the quarter ended June 30, 1995. For the first six months of 1996, the Company's provision for loan losses was $600,000, compared to $1.0 million for the first six months of 1995. The allowance for loan losses has been maintained at approximately 1.00% of gross loans even as the loan portfolio has experienced significant growth over the past several fiscal quarters.

  NONINTEREST INCOME

     Total noninterest income was $2.0 million in both the second quarter of 1996 and the second quarter of 1995. Loan servicing fees were up $272,000 largely due to lower rates of amortization on mortgage servicing rights. Deposit related fees were up $116,000 primarily due to increased ATM network income. Gain on loans held for sale increased $138,000 due to increased sales of loans originated or purchased for sale and from the recognition of originated mortgage servicing rights.

     During the current year quarter, the Company sold investment securities from its available-for-sale portfolio at a gain of $188,000. During the prior year quarter, the Company sold several low-yielding investment and mortgage-backed securities from its available-for-sale portfolios and reinvested the proceeds in higher-yielding securities of a similar nature. Additionally, the Company sold a $34.6 million package of loans and used the proceeds to fund loan demand and to reduce short-term debt. These transactions resulted in net gains of $779,000 in the prior year quarter.

     For the six months ended June 30, 1996, total noninterest income increased to $3.8 million from $3.4 million recorded during the six months ended June 30, 1995. Increases of $834,000 were in the areas of deposit related fees and gain on loans held for sale due to the same factors as the three-month period. Also for the same reasons as in the three month period, there was a decrease of $591,000 in gains on sales of interest-earning assets.

 NONINTEREST EXPENSE

     Total noninterest expense increased $2.1 million to $9.4 million during the quarter ended June 30, 1996, from $7.3 million during the prior year quarter. Compensation and benefits increased due to general wage and benefit increases, deferred compensation payments and additional staffing at new banking facilities. Occupancy expense increased primarily because of increased rental expense and leasehold improvements for new or expanded leased office locations. The increase in other expense represents the higher cost of doing business in additional and expanded facilities and locations and the resulting cost of increased support operations. The primary areas of increase were general office, data processing, furniture and equipment, marketing, legal and state tax expense. Additionally, the prior year quarter included gains from the sale of repossessed commercial real estate properties.

     During the quarter, the Company incurred merger-related expenses in connection with its acquisition of Macomb (see Note 5 of Notes to Consolidated Financial Statements). These expenses accounted for $1.4 million of the $2.1 million increase in noninterest expense experienced during the period.

     For the six months ended June 30, 1996, total noninterest expense increased $3.2 million to $17.9 million, compared to $14.7 million recorded during the six months ended June 30, 1995. The factors contributing to the year-to-date increase were the same as those for the quarterly variance.

  FEDERAL INCOME TAXES

     Federal income tax credits of $537,000 and $1.3 million were recorded during the three months ended June 30, 1996 and the six months ended June 30, 1996, respectively, compared to essentially no federal income tax recorded in either of the 1995 periods. The Company offset taxes ordinarily payable by a realization, through a reduction in the valuation allowance previously provided, of prior years' net operating loss carryforwards. Beginning in the third quarter of 1996, the Company expects to record normal provisions for federal income tax expense.


FINANCIAL CONDITION

     Total assets at June 30, 1996 were $1.36 billion, an increase of $135.5 million from December 31, 1995. Earning assets represented approximately 98% of total assets as of June 30, 1996, substantially the same as at year-end 1995.

  CASH, DEPOSITS AND INVESTMENT SECURITIES

     Cash, deposits and investment securities were $97.6 million at June 30, 1996, down $21.3 million from December 31, 1995. During the period, a significant portion of the Company's liquidity portfolio was used to partially fund loan demand.

  MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities increased $11.0 million to $138.7 million at June 30, 1996. During the period, the Company purchased $34.3 million of government agency collateralized mortgage obligations with a weighted average yield of 6.90% and a weighted average life of 2.5 years. The portfolio experienced repayments and amortization during the period of $23.3 million plus a decrease of $313,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.

  NET LOANS RECEIVABLE

     Net loans receivable increased $143.4 million during the period to $1.1 billion at June 30, 1996. Loan originations of $266.6 million and purchases of $110.6 million exceeded repayments of $190.5 million and sales of $43.3 million. Loan originations during the six months ended June 30, 1996 were substantially higher compared to the first six months of 1995. Consumer loan originations were $128.1 million compared to $95.7 million, while real estate and commercial loan originations were $138.5 million compared to $73.7 million.

     NONPERFORMING ASSETS AND RISK ELEMENTS

     The following table sets forth the amounts and categories of risk elements in the Company's loan portfolio.


                                            June 30,   December 31,
                                             1996         1995
                                         -------------------------
                                          (Dollars in thousands)

Nonaccruing loans                         $   6,626     $   8,225
Accruing loans delinquent more
     than 90 days                             2,425            24
Restructured loans                               --            --
                                          -----------------------
     Total nonperforming loans                9,051         8,249
Other real estate owned (OREO)                  745         1,452
                                          ---------     ---------
     Total nonperforming assets           $   9,796     $   9,701
                                          =======================

Nonperforming loans as a
     percentage of total loans                 0.82%         0.86%
                                          =======================

Nonperforming assets as a
     percentage of total assets                0.72%         0.79%
                                          =======================

Allowance for loan losses as a
     percentage of nonperforming loans       112.14%       122.21%
                                          =======================

Allowances for loan and OREO
     losses  as a percentage of
     nonperforming assets                    103.61%       105.29%
                                          =======================


     Nonperforming assets, before allowances for loan and OREO losses, experienced a slight increase during the period. Nonaccruing loans decreased as a large commercial real estate loan secured by a hotel was restored to accrual status after several months of performance in accordance with the loan contract terms. OREO decreased primarily due to the sale of a repossessed apartment complex. However, accruing loans delinquent more than 90 days increased as payments on a $2.4 million loan secured by a shopping center in Mississippi continued to be delinquent. Subsequent to the reporting date, the Company began foreclosure proceedings.

     MORTGAGE SERVICING RIGHTS (MSRS)

     The Company's net investment in MSRs increased during the period to $1.4 million at June 30, 1996. The following table details activity in the portfolio for the periods indicated.


                                        Six Months         Year
                                          Ended            Ended
                                     June 30, 1996    December 31, 1995
                                     ----------------------------------
                                           (Dollars in thousands)
Balance at beginning of period         $   1,113          $    968
Additions:
  Capitalized servicing                      351               621
  Purchased servicing                         --                --
                                       ---------          --------
      Total                                  351               621
Reductions:
  Scheduled amortization                     138               169
  Additional amortization due
    to changes in prepayment
    assumptions                               51                71
  Impairment (recovery)                 (    112)              234
  Sales                                       --                --
  Transfers to loan portfolio under
    recourse and other provisions             --                 2
                                       ---------          --------
      Total                                   77               476
                                       ---------          --------
Balance at end of period               $   1,387          $  1,113
                                       =========          ========
Fair market value at end of period     $   1,640          $  1,161
                                       =========          ========



     DEPOSITS

     Deposits increased $11.9 million during the period to $934.8 million at June 30, 1996. Certificates of deposit decreased $3.5 million while savings deposits increased $5.9 million, checking accounts increased $6.5 million and money market accounts increased $2.9 million. The Company's cost of deposits decreased to 4.61% at June 30, 1996, compared to 4.80% at December 31, 1995, as a result of a general decrease in market rates of interest coupled with the increase in lower cost core deposits and the decrease in higher cost time deposits.

     BORROWINGS

     Total borrowings increased $115.8 million during the period to $332.1 million at June 30, 1996 in order to fund actual and further anticipated loan growth. The Company's cost of borrowings was 5.64% at June 30, 1996, compared to 6.09% at December 31, 1995.

  CAPITAL

     According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at June 30, 1996 exceeded these requirements.


                        Tangible        Core       Risk-Based
                         Capital       Capital      Capital
                       ----------    ----------    ----------
                              (Dollars in thousands)
Actual capital         $  72,710     $  72,710     $  82,715
Required capital          20,668        41,336        67,224
                       ---------     ---------     ---------
Excess capital         $  52,042     $  31,374     $  15,491
                       =========     =========     =========

Actual ratio                5.28%         5.28%         9.84%
                       =========     =========     =========

Required ratio              1.50%         3.00%         8.00%
                       =========     =========     =========


     Consolidated stockholders' equity was $79.0 million at June 30, 1996 and represents 5.79% of consolidated assets.


  LIQUIDITY

     Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. At June 30, 1996, the Bank's average liquidity ratio was 6.24%. At June 30, 1996, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $168 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

  REGULATORY DEVELOPMENTS

     The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits.

     As in the case with SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% of deposits in anticipation of the BIF reaching the required reserve ratio. The revisions became effective in the third quarter of 1995.

     The FDIC also noted that the SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base of SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF insured members will generally be subject to higher deposit premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

     The effect of this potential disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF-insured banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. Proposed legislation currently under consideration in the Congress provides for a one-time assessment of 0.85% to 0.90% to be imposed on all SAIF insured deposits as of March 31, 1995, including those held by commercial banks, and BIF deposit insured premiums to be used to pay the FICO bond interest on a pro-rata basis together with SAIF premiums. Based upon the Bank's deposits at March 31, 1995 (the date currently utilized in the proposed legislation) and assuming the legislation is adopted as proposed, the Bank's assessment would be approximately $7.8 million.

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

             None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  The following exhibits are included herein:

             (11)  Statement re: computation of per share
                       earnings

             (27)  Financial Data Schedule

             (99)  Additional exhibits

                       i.  Interest rate/volume analysis:
                           quarter ended 6/30/96 vs.
                              quarter ended 6/30/95 and
                           six months ended 6/30/96 vs.
                              six months ended 6/30/95

        (b)  Reports on Form 8-K:

             No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

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





                                     D&N FINANCIAL CORPORATION





                                     \s\  George J. Butvilas
                                     ----------------------------------
                                     George J. Butvilas, President and
                                     Chief Executive Officer



                                     \s\   Kenneth R. Janson
                                     ----------------------------------
                                     Kenneth R. Janson,
                                     Executive Vice President/Chief
                                     Financial Officer and Treasurer














Date:    August 12, 1996
      -----------------------

                                EXHIBIT INDEX



EXHIBIT NO.                                  DESCRIPTION
- -----------                                  -----------
   11                    Statement Re:  Computation of Per Share Earnings

   99(i)                 D&N Financial Corporation's Rate/Volume Analysis

   27                    Financial Data Schedule
