Form 10-Q
period 1996-09-30
D&N FINANCIAL CORP
filed 1996-11-13
CIK 830143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q

     (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30,1996
                               -------------------------------------------

                                       OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------   ------------------
Commission file number   0-17137
                      -------------------------------------------------

                           D&N FINANCIAL CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                         38-2790646
      ---------------------------------         -----------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


                  400 Quincy Street, Hancock, Michigan  49930
      --------------------------------------------------------------------
                  (Address of principal executive offices)

                                (906)  482-2700
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      --------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [X]   No [  ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



     Common Stock, $0.01 par value                          7,593,475
     -----------------------------                  ---------------------------
             (Class)                                 (Shares Outstanding as of
                                                         October 31, 1996)

================================================================================

                           D&N FINANCIAL CORPORATION


                                     INDEX




                                                                    Page No.


      PART I   Financial Information


               Consolidated statements of condition -
                 September 30, 1996 and December 31, 1995              3

               Consolidated statements of income -
                 three months ended September 30, 1996 and 1995
                 nine months ended September 30, 1996 and 1995         4

               Consolidated statements of cash flows -
                 nine months ended September 30, 1996 and 1995         5

               Notes to consolidated financial statements              6

               Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9


      PART II  Other Information                                      16

                           D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                     September 30,    December 31,
                                                          1996           1995
                                                    -------------------------------
                                                             (In thousands)
                                                    -------------------------------
ASSETS
   Cash and due from banks                           $    5,738      $     9,264
   Interest-bearing deposits in other bank                4,532           13,176
                                                     ---------------------------
      Total cash and cash equivalents                    10,270           22,440
   Investment securities (market value of
      $72,984,000 in 1996 and $55,840,000 in 1995)       73,347           55,537
   Investment securities available for sale
      (at market value)                                  30,757           40,899
   Mortgage-backed securities (market value of
      $127,242,000 in 1996 and $73,647,000 in 1995)     128,254           72,668
   Mortgage-backed securities available for sale
      (At market value)                                  41,642           55,041
   Loans receivable (including loans held for
     sale of $2,567,000 in 1996 and $21,610,000
     in 1995)                                         1,100,094          962,440
     Allowance for loan losses                       (   10,390)        ( 10,081)
                                                      --------------------------
      Net loans receivable                            1,089,704          952,359
   Other real estate owned, net                           1,268            1,319
   Federal income taxes                                   7,595            5,374
   Office properties and equipment, net                  15,625           14,850
   Other assets                                           9,669            8,010
                                                     ---------------------------
                                                     $1,408,131      $ 1,228,497
                                                     ============================
LIABILITIES
  Checking and NOW accounts                          $   98,668      $    91,621
  Money market accounts                                  91,387           86,080
  Savings deposits                                      154,764          149,728
  Time deposits                                         598,892          594,044
  Accrued interest                                        1,022            1,459
                                                     ---------------------------
     Total deposits                                     944,733          922,932
  Securities sold under agreements
     to repurchase                                       61,690            --
  FHLB advances and other borrowed money                300,529          216,295
  Advance payments by borrowers and
     investors held in escrow                            10,384           11,329
  Other liabilities                                      12,646            5,962
                                                    ----------------------------
                         Total liabilities            1,329,982        1,156,518
STOCKHOLDERS' EQUITY
  Preferred stock (1,000,000 shares
     authorized; none issued)                             --               --
  Common stock, $.01 par value per share
     (Shares authorized - 10,000,000; shares
     outstanding 7,608,909 in 1996 and
     7,497,305 in 1995)                                      76               75
  Additional paid-in capital                             50,729           49,892
                                                    ----------------------------
     Total paid in capital                               50,805           49,967
  Retained earnings - substantially restricted           26,337           20,573
  Less cost of treasury stock (21,456 shares
     in 1996 and 1995)                              (       213)     (       213)
  Less leveraged ESOP stock                                --        (        63)
  Unrealized holding gains on debt securities
     available for sale, net of tax                       1,220            1,715
                                                    ----------------------------
                         Total stockholders' equity      78,149           71,979
                                                    ----------------------------
                                                    $ 1,408,131      $ 1,228,497
                                                    ============================

See notes to consolidated financial statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                     Three Months Ended     Nine Months Ended
                                                                        September 30,         September 30,
                                                                       1996       1995       1996       1995
                                                                     -----------------------------------------
                                                                         (In thousands, except per share)
                                                                     -----------------------------------------
Interest income:

   Loans                                                              $ 22,466  $ 18,633   $ 63,881   $ 53,021
   Mortgage-backed securities                                            2,646     2,573      7,399      8,085
   Investments and deposits                                              1,993     1,919      5,251      5,696
                                                                      ----------------------------------------
                          TOTAL INTEREST INCOME                         27,105    23,125     76,531     66,802
Interest expense:
   Deposits                                                             10,917    10,180     32,823     27,797
   Securities sold under agreements
      to repurchase                                                        704       206      1,396      1,204
   FHLB advances and other borrowed money                                4,242     3,700     10,848     10,200
   Interest rate instruments                                              --         212       --        2,421
                                                                      ----------------------------------------
                          TOTAL INTEREST EXPENSE                        15,863    14,298     45,067     41,622
                                                                      ----------------------------------------
                              NET INTEREST INCOME                       11,242     8,827     31,464     25,180
Provision for loan losses                                                  300       500        900      1,500
                                                                      ----------------------------------------
                 TOTAL NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES                        10,942     8,327     30,564     23,680

Noninterest income:
   Loan servicing and administrative fees                                  398       602      1,424      1,623
   Deposit related fees                                                    996       818      2,695      2,310
   Gain on sale of loans held for sale                                     204       572        842        583
   Other income                                                             82        57        314        174
                                                                      ----------------------------------------
                                                                         1,680     2,049      5,275      4,690
   Gain (loss) on sale of investment securities                            --        --         188   (    120)
   Gain on sale of loans and mortgage-backed
   securities                                                              --        --        --          899
                                                                      ----------------------------------------
                       TOTAL NONINTEREST INCOME                          1,680     2,049      5,463      5,469

Noninterest expense:
   Compensation and benefits                                             4,232     3,530     13,216     11,263
   Occupancy                                                               706       572      2,103      1,615
   Other expenses                                                        2,669     2,753      8,808      7,734
                                                                      ----------------------------------------
     Total general and administrative expense                            7,607     6,855     24,127     20,612
   Other real estate owned, net                                              6    (  239)        68    (   704)
   Amortization of intangibles                                              --        77         --        290
   Federal deposit insurance premiums                                    6,136       599      7,446      1,796
                                                                      ----------------------------------------
                       TOTAL NONINTEREST EXPENSE                        13,749     7,292     31,641     21,994
                                                                      ----------------------------------------
   INCOME(LOSS)BEFORE INCOME TAX EXPENSE (CREDIT)                     (  1,127)    3,084      4,386      7,155
                                                                      ----------------------------------------
Federal income tax expense (credit)                                   (     42)       26   (  1,378)        84
                                                                      ----------------------------------------
                              NET INCOME(LOSS)                        ($ 1,085)  $ 3,058   $  5,764    $ 7,071
                                                                      ========================================
Earnings per common and common equivalent share:

                                        PRIMARY                       ($  0.13)  $  0.39   $   0.72    $  0.92
                                                                      ========================================
                                  FULLY DILUTED                       ($  0.13)  $  0.39   $   0.71    $  0.90
                                                                      ========================================

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                            1996        1995
                                                                                         ---------------------
                                                                                             (In thousands)
                                                                                         ---------------------
OPERATING ACTIVITIES
Net income                                                                             $   5,764       $ 7,071
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                                                 900         1,500
   Depreciation and amortization of
     office properties and equipment                                                       1,462         1,352
   Amortization of net discount on
     purchased loans and securities                                                         (203)       (2,676)
   Originations and purchases of loans held for sale                                     (12,755)      (52,978)
   Proceeds from sales of loans held for sale                                             58,156        44,041
   (Gain)loss on investment securities                                                      (188)          120
   (Gain)on loans and mortgage-backed securities                                            --            (899)
   Amortization and writedown of loan servicing rights                                       191           207
   Other                                                                                   1,627        (5,462)
                                                                                       -----------------------
   Net cash provided by (used in) operating activities                                    54,954        (7,724)

INVESTING ACTIVITIES
   Proceeds from sales of investment securities                                              298        10,070
   Proceeds from maturities of investment securities                                      83,991        33,040
   Purchases of investment securities                                                    (91,674)      (55,200)
   Proceeds from sales of mortgage-backed securities                                         --          4,477
   Proceeds from sales of loans                                                              --         34,772
   Principal collected on mortgage-backed securities                                      38,417        13,809
   Mortgage-backed securities purchased                                                  (34,634)         --
   Purchases of loans                                                                   (130,790)      (81,221)
   Net change in loans receivable                                                        (98,533)      (49,468)
   Decrease in other real estate owned                                                        51         5,063
   Purchases of premises and equipment                                                    (2,221)       (1,559)
                                                                                       -----------------------
            Net cash used in investing activities                                       (235,095)      (86,217)

FINANCING ACTIVITIES
   Net change in time deposits                                                             4,848        59,964
   Net change in other deposits                                                           17,387        (5,505)
   Proceeds from notes payable, securities sold
     under agreements to repurchase, FHLB advances
     and other borrowed money                                                            266,690       183,700
   Payments on maturity of notes payable, securities
     sold under agreement to repurchase, FHLB advances
     and other borrowed money                                                           (120,910)     (161,905)
   Net change in advance payments by borrowers
     and investors held in escrow                                                           (945)       (4,604)
   Proceeds from issuance of stock                                                           838            59
   Purchase of treasury stock/warrants                                                       --            (44)
   Reduction of leverage ESOP stock                                                           63            27
                                                                                       -----------------------
            Net cash provided by financing activities                                    167,971        71,692
                                                                                       -----------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                    (12,170)      (22,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          22,440        33,896
                                                                                       -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  10,270      $ 11,647
                                                                                       =======================


See notes to consolidated financial statements.

                          D&N FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.



NOTE 2:  EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 8,119,258 and 7,820,768 for the three months ended September 30, 1996 and September 30, 1995, respectively, and 8,058,047 and 7,646,108 for the nine months ended September 30, 1996 and September 30, 1995, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 8,202,564 and 7,881,373 for the three months ended September 30, 1996 and September 30, 1995, respectively, and 8,167,211 and 7,879,200 for the nine months ended September 30, 1996 and September 30, 1995, respectively.



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

   Changes in the allowance for loan losses are summarized as follows:




                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                            1996       1995         1996        1995
                                                         ---------------------   -----------------------
                                                                          (In thousands)
Balance at beginning of period                            $ 10,150    $ 9,052     $  10,081    $ 8,349
Charge-offs:
  Single family                                                 40         49           129        145
  Income producing property                                     --         --            --        225
  Commercial                                                    --         --            --         --
  Installment                                                  289        242           878        666
                                                          -------------------     --------------------
     Total                                                     329        291         1,007      1,036

Recoveries:
  Single family                                                 --         --             3          2
  Income producing property                                    193         --           193        245
  Commercial                                                    --         --            --         --
  Installment                                                   76         89           220        290
                                                          -------------------      -------------------
     Total                                                     269         89           416        537
                                                          -------------------      -------------------
     Net charge-offs                                            60        202           591        499
Provision charged to operations                                300        500           900      1,500
                                                          -------------------      -------------------
     Balance at end of period                             $ 10,390    $ 9,350      $ 10,390    $ 9,350
                                                          ===================      ===================



NOTE 4: SAVINGS AND LOAN INSURANCE FUND ASSESSMENT

As of September 30, 1996, the Company accrued a one-time charge of $5.5 million pretax, ($3.6 million after-tax) as the mandated contribution of its wholly-owned subsidiary, D&N Bank, to replenish the Federal Deposit Insurance Corporation's depleted Savings Association Insurance Fund (SAIF). This charge is the result of federal legislation passed and signed into law on September 30, 1996, which requires all thrifts to pay a one-time assessment to restore the SAIF fund to it statutory reserve level. The assessment is 65.7 basis points (b.p.) of the institution's deposits as of March 31, 1995.


NOTE 5: FEDERAL INCOME TAXES

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A federal income tax credit was recorded in the first two quarters of 1996 as a result of the elimination of a previously recorded deferred tax valuation allowance. The third quarter of 1996 reflects a federal income tax credit due to the net tax effect of the loss resulting from the one-time SAIF charge, offset by a $500,000 federal income tax charge resulting from a change in the taxation rules covering thrifts' reserves for losses on loans. This charge follows the August 1996 enactment of federal legislation which disallowed recapture of pre-1988 loan loss provision deductions.

No material federal income taxes were recorded in the same 1995 reporting periods due to reductions of the deferred tax valuation allowance.


NOTE 6: BUSINESS COMBINATION

On April 10, 1996, Macomb Federal Savings Bank ("Macomb") was merged into the Company. The Company issued 716,497 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Macomb. At the time of the merger, Macomb had assets and stockholders' equity (unaudited) of $41,932,000 and $6,268,000, respectively. The merger was accounted for as a pooling-of-interests, and accordingly, the financial statements, prior to the merger, have been restated to include the results of Macomb.

A reconciliation of consolidated net interest income, net income and earnings per share, previously reported and restated amounts, follows:



                                           Three Months          Nine Months
                                               Ended                Ended
                                         September 30, 1995    September 30, 1995
                                         ----------------------------------------
                                             (In thousands, except per share)

Net interest income
  Previously reported                           $ 8,548            $ 24,332
  As restated                                   $ 8,827            $ 25,180
Net income
  Previously reported                           $ 2,996            $  6,856
  As restated                                   $ 3,058            $  7,071
Primary earnings per share
  Previously reported                           $  0.45            $   1.02
  As restated                                   $  0.39            $   0.92
Fully diluted earnings per share
  Previously reported                           $  0.42            $   0.96
  As restated                                   $  0.39            $   0.90





NOTE 7:  RECLASSIFICATIONS

     Certain amounts in the previously issued consolidated financial statements have been reclassified to conform with the current period presentation.

                          D&N FINANCIAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information regarding D&N Financial Corporation's (D&N or the Company) financial condition and results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995. Ratios for the three-month and nine-month periods are stated on an annualized basis. Results of operations for the 1996 periods are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

 NET INCOME

        D&N Bank, the company's wholly-owned subsidiary, incurred a one-time after-tax charge of $3.6 million during the quarter as its mandated contribution to replenish the Federal Deposit Insurance Corporation's depleted Savings Association Insurance Fund (SAIF). This charge is the result of federal legislation passed and signed into law on September 30, 1996, which requires all thrifts to pay a one-time assessment to restore the SAIF fund to its statutory reserve level. The assessment is 65.7 basis points (b.p.) of an institution's deposits as of March 31, 1995. The Bank also incurred a $500,000 charge related to federal legislation changing the taxation rules covering thrifts' reserves for losses on loans. This charge follows the August 1996 enactment of federal legislation which disallowed recapture of pre-1988 loan loss provision deductions.

        Including the one-time charges, the Company recorded a net loss for the quarter ended September 30, 1996 of $1.1 million, compared to net income of $3.1 million in the third quarter of 1995. Return on assets and return on equity were (0.31)% and (5.44)%, respectively, during the quarter ended September 30, 1996, compared to 1.02% and 18.50%, respectively, during the quarter ended September 30, 1995. The decrease in net income was primarily due to the one-time SAIF charge, the disallowed loan loss recapture, higher operating costs and reduction in both loan servicing income and gain on sale of loans held for sale, partially offset by higher net interest income and higher deposit related fees.

        For the nine months ended September 30, 1996, the Company recorded net income of $5.8 million, compared to net income of $7.1 million for the nine months ended September 30, 1995. Return on assets and return on equity were 0.58% and 10.02%, respectively, during the nine months ended September 30, 1996, compared to 0.81% and 14.88%, respectively, during the nine months ended September 30, 1995. The same factors that explained the third quarter comparison were present during the year-to-date comparative periods.

     NET INTEREST INCOME

        Net interest income, or the difference between interest earned on interest earning assets such as loans and investments and interest paid on sources of funds such as deposits and borrowings, is a significant component of the Company's earnings. Net interest income is affected by changes in both the balance of and the rates of interest earning assets and interest bearing liabilities and the amount of interest earning assets funded with non-interest or low-interest bearing funds.

        Net interest income increased $2.4 million to $11.2 million for the quarter ended September 30, 1996 compared to $8.8 million for the quarter ended September 30, 1995. The increase was due to increased volume and improved yields on variable rate and short lived assets and to maturity of the Company's interest rate exchange agreements. These improvements were partially offset by increased interest paid on FHLB advances and borrowings under agreements to repurchase along with increases in interest paid on deposits due to a higher volume of deposits for the period.

        Similarly, net interest income increased $6.3 million to $31.5 million for the nine months ended September 30, 1996 from $25.2 million for the nine months ended September 30, 1995. The same factors that explained the third quarter comparison were present during the year-to-date comparative periods.

        After raising additional capital in December 1993 and by increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earning assets and to realize increased net yields. The result of these factors is that net interest margin has steadily improved during recent quarters. Net interest margin was 3.37% for the third quarter of 1996, compared to 3.05% for the third quarter of 1995. Net interest margin was 3.28% for the first nine months of 1996, compared to 3.05% for the 1995 nine-month period.


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

        The Company recorded a $300,000 provision for loan losses during the quarter ended September 30, 1996 compared to a $500,000 provision recorded during the quarter ended September 30, 1995. For the first nine months of 1996, the Company's provision for loan losses was $900,000, compared to $1.5 million for the first nine months of 1995. The allowance for possible loan losses has been maintained at approximately 1.00% of gross loans even as the loan portfolio has experienced significant growth over the past nine months.

     NONINTEREST INCOME

        Total noninterest income was $1.7 million for the third quarter of 1996, versus $2.0 million for the third quarter of 1995. Loan servicing fees were down $204,000 largely due to higher rates of amortization on mortgage servicing rights. Deposit related fees were up $178,000 primarily due to increased ATM network income. Gain on sale of loans held for sale decreased $368,000 due to decreased sales of loans originated or purchased for sale.

        The adoption of SFAS 122 in the prior year quarter also resulted in an increase in income by a recognition of servicing rights created back to July 1, 1995. This increased income in the prior year quarter by $458,000.

        For the nine months ended September 30, 1996 and September 30, 1995, total noninterest income was $5.5 million, in each period. Increases of $644,000 occurred in the areas of deposit related fees and gain on loans held for sale. Also during the current year, the Company sold investment securities from its available-for-sale portfolio at a gain of $188,000. During the prior year, the Company sold several low-yielding investment and mortgage-backed securities from its available-for-sale portfolios and reinvested the proceeds in higher-yielding securities of a similar nature. Additionally, the Company sold a $34.6 million package of loans and used the proceeds to fund loan demand and to reduce short-term debt. These transactions resulted in net gains of $779,000 in the prior year period. For the above reasons, there was a decrease of $591,000 in gain on sales of interest-earning assets.

     NONINTEREST EXPENSE

        Total noninterest expense increased $6.4 million to $13.7 million during the quarter ended September 30, 1996, from $7.3 million during the prior year quarter. Compensation and benefits increased due to general wage and benefit increases, deferred compensation payments and additional staffing at new banking facilities. Occupancy expense increased primarily because of increased rental expense and leasehold improvements for new or expanded leased office locations.

        The prior year's quarter included sales of two commercial OREO properties, resulting in a decrease of the net cost effect that quarter. FDIC insurance rose to $6.1 million for the current quarter versus $599,000 for the prior year's quarter, due to a one-time charge in the current quarter of approximately $5.5 million to replenish the SAIF, see "Regulatory Developments".

        For the nine months ended September 30, 1996, total noninterest expense increased $9.6 million to $31.6 million, compared to $22.0 million recorded during the nine months ended September 30, 1995. Similar factors contributed to the increase in noninterest expense for the nine month period as contributed to the three month period.

        In addition to items described in the quarterly comparison, the Company also incurred merger-related expenses in connection with its acquisition of Macomb (see Note 6 of Notes to Consolidated Financial Statements). These expenses accounted for approximately $1.5 million of the $9.6 million increase in the year versus prior year noninterest expense.

     FEDERAL INCOME TAXES

        Federal income tax credits of $42,000 and $1.4 million were recorded during the three months and nine months ended September 30, 1996, respectively, compared to no material federal income tax recorded in either of the 1995 periods. The federal income tax credit in the third quarter was primarily due to the net tax effect of the one-time SAIF charge in excess of third quarter pre-tax income. During the fourth quarter of 1996, the Company expects to record normal provisions for federal income tax expense.

FINANCIAL CONDITION

        Total assets at September 30, 1996 were $1.41 billion, an increase of $180 million from December 31, 1995. Earning assets represented approximately 98% of total assets as of September 30, 1996, substantially the same as at year-end 1995.

  CASH, DEPOSITS AND INVESTMENT SECURITIES

        Cash, deposits and investment securities were $114.4 million at September 30, 1996, down $4.5 million from December 31, 1995. During the period, a portion of the Company's liquidity portfolio was used to partially fund loan demand.

     MORTGAGE-BACKED SECURITIES

        Mortgage-backed securities increased $42.2 million to $169.9 million at September 30, 1996. During the period, the Company purchased $34.3 million of government agency collateralized mortgage obligations with a weighted average yield of 6.90% and a weighted average life of 2.5 years and in a separate transaction, exchanged $46.7 million in fixed-rate mortgage loans for FNMA mortgage-backed securities. The FNMA mortgage-backed securities have a weighted average coupon of 6.82% and a weighted average maturity of 12 years. No gain or loss was recorded in this exchange transaction. The entire mortgage-backed securities portfolio experienced repayments and amortization during the period of $38.4 million plus a decrease of $281,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.

     NET LOANS RECEIVABLE

        Net loans receivable increased $137.3 million during the period to $1.1 billion at September 30, 1996. Loan originations of $393.5 million and purchases of $130.4 million exceeded repayments of $280.8 million and sales (and exchanges) of $104.9 million. Loan originations during the nine months ended September 30, 1996 were substantially higher compared to the first nine months of 1995. Consumer loan originations were $208.7 million compared to $148.7 million, while real estate and commercial loan originations were $184.8 million compared to $144.5 million.

     NONPERFORMING ASSETS AND RISK ELEMENTS

        The following table sets forth the amounts and categories of risk elements in the Company's loan portfolio.

                                                 September 30,     December 31,
                                                    1996              1995
                                                 -------------------------------
                                                      (Dollars in thousands)
Nonaccruing loans                                  $  7,962         $  8,225
Accruing loans delinquent more
     than 90 days                                       --                24
Restructured loans                                      --                --
                                                   -------------------------
     Total nonperforming loans                        7,962            8,249
Other real estate owned (OREO)                        1,268            1,452
                                                   -------------------------
     Total nonperforming assets                    $  9,230         $  9,701
                                                   =========================
Nonperforming loans as a
     percentage of total loans                         0.72%            0.86%
                                                   =========================
Nonperforming assets as a
     percentage of total assets                        0.66%            0.79%
                                                   =========================
Allowance for loan losses as a
     percentage of nonperforming loans               130.49%          122.21%
                                                   =========================
Allowances for loan and OREO
     losses  as a percentage of
     nonperforming assets                            112.57%          105.29%
                                                   =========================

        Nonperforming assets, before allowances for loan and OREO losses, experienced a slight decrease during the period. OREO decreased primarily due to the sale of a repossessed apartment complex, offset partially by increased OREO on purchased residential properties.

     MORTGAGE SERVICING RIGHTS (MSRs)

        The Company's net investment in MSRs increased during the period to $1.4 million at September 30, 1996. The following table details activity in the portfolio for the periods indicated.

                                              Nine Months              Year
                                                Ended                  Ended
                                           September 30, 1993     December 31, 1995
                                           ----------------------------------------
                                                   (Dollars in thousands)
Balance at beginning of period                 $  1,113               $   968
 Additions:
    Capitalized servicing                           486                   621
    Purchased servicing                              --                    --
                                               --------               -------
      Total                                         486                   621
Reductions:
    Scheduled amortization                          200                   169
    Additional amortization due
      to changes in prepayment
      assumptions                                    78                    71
    Impairment (recovery)                      (     88)                  234
    Sales                                            --                    --
    Transfers to loan portfolio under
       recourse and other provisions                 --                     2
                                               --------               -------
         Total                                      190                   476
                                               --------               -------
Balance at end of period                       $  1,409               $ 1,113
                                               ========               =======
Fair market value at end of period             $  1,778               $ 1,161
                                               ========               =======

     DEPOSITS

       Deposits increased $21.8 million during the period to $944.7 million at September 30, 1996. Certificates of deposit increased $4.8 million while savings deposits increased $5.0 million, checking accounts increased $7.0 million and money market accounts increased $5.3 million. The Company's cost of deposits decreased to 4.59% at September 30, 1996, compared to 4.82% at December 31, 1995, as a result of a general decrease in market rates of interest coupled with the increase in lower cost core deposits.

     BORROWINGS

        Total borrowings increased $145.9 million during the period to $362.2 million at September 30, 1996 in order to fund actual and future anticipated loan growth. The Company's cost of borrowings was 5.72% at September 30, 1996, compared to 6.09% at December 31, 1995.

     CAPITAL

     According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at September 30, 1996 exceeded these requirements.

                                         Tangible     Core        Risk-Based
                                         Capital      Capital       Capital
                                         --------     -------     ----------
                                                (Dollars in thousands)
            Actual capital               $ 71,010    $ 71,010      $ 81,255
            Required capital               21,278      42,556        68,799
                                         --------    --------      --------
            Excess capital               $ 49,732    $ 28,454      $ 12,456
                                         ========    ========      ========
            Actual ratio                     5.01%       5.01%         9.45%
                                         ========    ========      ========
            Required ratio                   1.50%       3.00%         8.00%
                                         ========    ========      ========




     Consolidated stockholders' equity was $78.1 million at September 30, 1996 and represents 5.55% of consolidated assets.

   LIQUIDITY

    Liquidity is the ability to meet financial obligations when due.
Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. At September 30, 1996, the Bank's average liquidity ratio was 5.87%. At September 30, 1996, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $154 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

REGULATORY DEVELOPMENTS

     The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF, which together with the BIF (Bank Insurance Fund), are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted on September 30, 1996.

     The legislation requires a special one-time assessment of approximately
65.7 cents per $100 of SAIF deposits held by the Bank at March 31, 1995. Management recognized the one-time special assessment in a tax affected charge to earnings of approximately $3.6 million during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged FDIC premiums at the same rate beginning October 1, 1996.

     D&N Bank, however, will continue to be subject to an assessment to fund repayment of the Financing Corporation (FICO) bond obligation. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual before tax decrease in assessment costs is expected to be approximately $1.6 million based upon a September 30, 1996 assessment base.

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


     ITEM 5: OTHER INFORMATION
                 None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  The following exhibits are included herein:

                  (11)  Statement re: computation of per share
                        earnings

                  (27)  Financial Data Schedule

                  (99)  Additional exhibits

                        I.  Interest rate/volume analysis:
                              quarter ended 9/30/96 vs.
                                 quarter ended 9/30/95 and
                              nine months ended 9/30/96 vs.
                                nine months ended 9/30/95

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                  SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       D&N FINANCIAL CORPORATION





                                              \s\  George J. Butvilas
                                              ------------------------------
                                              George J. Butvilas, President and
                                              Chief Executive Officer





                                              \s\   Kenneth R. Janson
                                              -------------------------------
                                              Kenneth R. Janson,
                                              Executive Vice President/Chief
                                              Financial Officer and Treasurer





Date:  November 14, 1996

                                Exhibit Index


Exhibit No.                    Description

   11                          Computation of Per Share Earnings

   27                          FINANCIAL DATA SCHEDULE

   99                          Operating Margin And Rate Volume Analysis
                               D&N Financial Corporation