Form 10-K405
period 1996-12-31
D&N FINANCIAL CORP
filed 1997-03-28
CIK 830143

3/19/97                          UNITED STATES                            DRAFT
3:05 P.M.              SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

         For the Fiscal Year Ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED]

         For the transition period from               to
                                        -------------    ---------------
         Commission File Number 0-17137

                          D & N FINANCIAL CORPORATION
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                                   38-2790646
         -------------------------------                  ---------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)


         400 Quincy Street, Hancock, Michigan               49930
         ------------------------------------               -----
         (Address of Principal Executive Offices          (Zip Code)


         Registrant's telephone number, including area code (906) 482-2700
                                                            -------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----
          Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

  YES X .  NO    .
     ---     ---

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 11, 1997, there were issued and outstanding 8,314,654 shares of the Registrant's Common Stock.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock at March 11, 1997, was $142,067,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K - Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996.

     PART III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1997.

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

     The Bank was founded in 1889 and operated as a state-chartered mutual savings and loan association until February 1984, when it converted to a federal charter. In 1985, the Bank converted to a stock association, and in 1986, converted to a federal savings bank. The Bank adopted a holding company structure in July 1988. With total assets of $1.47 billion at December 31, 1996, D&N is the second largest savings institution headquartered in Michigan.

     D&N's primary business consists of attracting deposits from the general public and making real estate loans, business loans, and consumer loans and other types of investments. The Company conducts its business through a network of 37 full-service community banking offices, including its main office in Hancock, Michigan, seven savings agency offices which provide depository services and four mortgage banking offices. The Bank's deposits are insured up to the maximum extent permitted by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System. The Bank is subject to supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the FDIC.

     In December 1993, the Company raised an additional $20.9 million of capital in a shareholder rights offering and began to implement growth and expansion strategies. At December 31, 1996, the Bank was in compliance with its regulatory capital requirements.

     The executive office of the Company is located at 400 Quincy Street, Hancock, Michigan 49930, telephone (906) 482-2700.

     Like many financial institutions, the operations of the Company's subsidiary are materially affected by general economic conditions, the monetary and fiscal policies of the federal government and the policies of the various regulatory authorities, including the OTS, the FDIC and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Its results of operations are largely dependent upon its net interest income which is the difference between the interest it receives on its loans and investment securities, and the interest it pays on its liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Asset/Liability Management."

FORWARD LOOKING STATEMENTS

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

LENDING ACTIVITIES

     GENERAL. The Bank, has concentrated its lending activities on first mortgage conventional loans secured by residential and commercial real estate and both installment and revolving consumer and business loans. Approximately $377.0 million or 54% of the Bank's total loans, excluding loans held for sale, secured by real estate as of December 31, 1996, permit periodic interest rate adjustments.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of D&N's loan portfolio in dollar amounts and percentages, by type of loan.

                                                                           December 31
                              -----------------------------------------------------------------------------------------------------
                                    1996                 1995                  1994                  1993               1992
                              -----------------    -----------------    -----------------    ----------------    -----------------
                              Amount    Percent    Amount    Percent    Amount    Percent    Amount   Percent     Amount    Percent
                              ------    -------    ------    -------    ------    -------    ------   -------    ------     -------
                                                                       (Dollars in thousands)
TYPE OF LOAN
REAL ESTATE
One to four family
   Permanent                $ 600,923   56.91%   $597,892     62.78%   $526,572    64.07%    $387,252   59.89%    $457,196   62.93%
   Construction                13,201    1.25      19,982      2.10       2,159     0.26        2,083    0.32        1,289    0.18
Income producing property
   Permanent                   85,619    8.11      89,176      9.36     115,162    14.01      131,372   20.31      173,122   23.83
   Construction                26,472    2.51      21,074      2.21      17,741     2.16       10,475    1.62          933    0.13
                            ---------  ------     -------     -----    --------   ------     --------   -----     --------  ------
Total real estate loans       726,215   68.78     728,124     76.45     661,634    80.50      531,182   82.14      632,540   87.07

CONSUMER LOANS
   Automobile loans           141,056   13.36      81,885      8.60      46,711     5.68       34,220    5.29       32,494    4.47
   Home equity                 82,305    7.79      60,003      6.30      39,939     4.86       23,058    3.57       18,702    2.58
   Home improvement            46,545   4.41       41,542      4.36      39,279     4.78       40,017    6.19       46,368    6.38
   Mobile home loans              289    0.03         417      0.04         619     0.08          776    0.12        1,170    0.16
   Unsecured                   15,172    1.4       19,637      2.06      22,197     2.70       20,328    3.14        8,539    1.18
       Other                   53,901    5.10      35,975      3.78      22,194     2.70       16,245    2.51       12,188    1.68
                             --------  ------     ----------  -----    --------   ------     --------   -----      -------  ------
Total consumer loans          339,268   32.13     239,459     25.14     170,939    20.80      134,644   20.82      119,461   16.45

COMMERCIAL LOANS
   Revolving business loans     2,363    0.22       1,119      0.12        --        --          --      --           --       --
   Term business loans          9,982    0.95       6,650      0.70       4,748     0.58
                            ---------  ------       -----    ------       -----   ------     --------   -----     --------  ------
Total commercial loans         12,345    1.17       7,769      0.82       4,748     0.58         --      --           --       --
                            ---------  ------     -------    ------     -------   ------     --------   -----     --------  ------
Loans receivable, gross     1,077,828  102.08     975,352    102.41     837,321   101.88      665,826  102.96      752,001  103.52

Less:
   Discounts (premiums)
       on loans purchased     (2,035)  (0.19)     (1,709)     (0.18)        999     0.12        2,896    0.45        5,448    0.75
   Allowance for losses        11,042    1.05      10,081      1.06       8,349     1.02       11,570    1.79       15,611    2.15
   Undisbursed portion
       of  loan proceeds       12,085    1.14      13,198      1.38       4,213     0.51        2,750    0.43          404    0.06
   Deferred income                860    0.08       1,423      0.15       1,885     0.23        1,901    0.29        4,037    0.56
                                 ----  ------    --------    ------    --------   ------     --------   -------   --------  -------
                               21,952    2.08      22,993      2.41       5,446     1.88       19,117    2.96       25,500    3.52
Loans receivable, net      $1,055,876  100.00%   $952,359    100.00%   $821,875   100.00%    $646,709  100.00%    $726,501  100.00%
                           ==========  =======   ========    =======   ========   ======     ========  =======    ========  ======

     LOAN MATURITIES.   The following schedule illustrates the maturity
structure of the Company's loan portfolio at December 31, 1996. Loans are shown as maturing in the period in which payment is due. This schedule does not reflect the effects of possible prepayments or enforcements of due-on-sale clauses.

                                                  Residential
                         Commercial                  and                    Real Estate
                          Business              Income Producing           Construction
                          Property                  Property                  Loans                  Consumer Loans       Total
                         ---------              ----------------           ------------              --------------       -----
Amounts
 Due in
 Years
Ending                    Weighted              Weighted                Weighted                Weighted                 Weighted
Average                    Average               Average                 Average                 Average                  Average
December 31,      Amount    Rate        Amount     Rate       Amount      Rate        Amount     Rate         Amount        Rate
-------------   --------- --------    ---------  --------   ---------   -------     ---------  --------     ---------     --------
                                                            (Dollars in thousands)
1997            $  4,046    9.50%    $  23,357    9.22%    $  23,494     9.10%    $   66,178     9.22%     $  117,075       9.21%
1998               2,001    9.39         9,500    9.05         8,686     9.67         66,872     9.14          87,059       9.19
1999               1,516    9.35        16,063    8.68         6,214     9.79         67,238     8.91          91,031       8.94
2000-2001          3,868    9.54        27,587    8.50            49    10.09        115,743     9.02         147,247       8.94
2002-2006            572    9.35        45,483    8.41            32    10.24         18,306     9.67          64,393       8.78
2007-2011            136    9.14        80,881    7.97         1,060    10.01          2,811     8.63          84,888       8.02
Thereafter           123    8.64       480,042    7.69           --       --              30     9.75         480,195       7.69
                --------             ---------    ----     ---------    -----     ----------     ----      ----------
  Total         $ 12,262    9.46%    $ 682,913    7.90%    $  39,535     9.36%    $  337,178     9.09%     $1,071,888       8.35%
                ========             =========             =========              ==========
Plus:
  Accrued interest receivable,
   net of reserve for uncollected
   interest                                                                                                     5,940
  Deferred income and premiums                                                                                  1,175

Less:                                                                                                          12,085
  Loans in process                                                                                             11,042
  Loss and valuation allowances                                                                            ----------
                                                                                                           $1,055,876
                                                                                                           ==========

     The total amount of loans, excluding loans held for sale, due after December 31, 1997 which have fixed interest rates is $322.1 million, while the amount of loans due after such date having floating or adjustable rates is $627.4 million.

     LOAN ORIGINATIONS, PURCHASES AND SALES. Federally chartered savings institutions, like the Bank, have general authority to make real estate loans throughout the United States. D&N has originated residential mortgage loans secured by property both within and outside the State of Michigan. D&N has also purchased residential mortgage loans secured by property located in various states. In addition, the Company has originated income producing property loans secured by real estate located in the State of Michigan and has purchased such loans secured by property located in Michigan and elsewhere. Since 1990, the Bank has chosen to focus the activities of its community banking offices on loan originations in their market areas. At December 31, 1996, 75% of D&N's real estate loans receivable (excluding government agency insured or guaranteed mortgage-backed and derivative products) were secured by real estate located in Michigan.

     The following table presents information regarding the geographic location of the properties securing D&N's residential mortgage and income producing property loans at December 31, 1996. See "- Classified Assets, Loan Delinquencies and Defaults" for a discussion of other real estate owned.


                                                             Outstanding Balance
                                                                     at
                                                              December 31, 1996
                                                             -------------------
                                                                (In thousands)

MICHIGAN
  One- to four-family residential . . . . . . . . . . . . . . . .  $448,387
  Apartments  . . . . . . . . . . . . . . . . . . . . . . . . . .    15,554
  Mini warehouse, storage   . . . . . . . . . . . . . . . . . . .       848
  Mobile home parks . . . . . . . . . . . . . . . . . . . . . . .     2,710
  Motels/hotels   . . . . . . . . . . . . . . . . . . . . . . . .    13,171
  Shopping centers and retail . . . . . . . . . . . . . . . . . .    17,455
  Office buildings  . . . . . . . . . . . . . . . . . . . . . . .     8.317
  Industrial  . . . . . . . . . . . . . . . . . . . . . . . . . .     3,907
  Condominiums and land development . . . . . . . . . . . . . . .    16,895
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,569
                                                                   --------
                                                                    538,813
CALIFORNIA
  One- to four-family residential . . . . . . . . . . . . . . . .    22,222
  Apartments  . . . . . . . . . . . . . . . . . . . . . . . . . .     6,436
  Mobile home parks . . . . . . . . . . . . . . . . . . . . . . .       133
  Office buildings  . . . . . . . . . . . . . . . . . . . . . . .     3,950
  Industrial  . . . . . . . . . . . . . . . . . . . . . . . . . .       726
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       390
                                                                        103
                                                                   --------
                                                                     33,960
MASSACHUSETTS
  One- to four-family residential . . . . . . . . . . . . . . . .    22,385
                                                                   --------
                                                                     22,385

NEW YORK
  One- to four-family residential . . . . . . . . . . . . . . . .     5,836
  Apartments  . . . . . . . . . . . . . . . . . . . . . . . . . .     2,037
                                                                   --------
                                                                      7,873
NORTH CAROLINA
  One- to four-family residential . . . . . . . . . . . . . . . .     4,778
                                                                   --------
                                                                      4,778

TEXAS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 One- to four-family residential  . . . . . . . . . . . . . . . .     8,762
                                                                   --------
                                                                      8,762

                                                             Outstanding Balance
                                                                      at
                                                              December 31, 1996
                                                             -------------------
                                                                (In thousands)

PENNSYLVANIA
  One- to four-family residential . . . . . . . . . . . . . . . .    5,508
  Apartments  . . . . . . . . . . . . . . . . . . . . . . . . . .      336
  Office buildings  . . . . . . . . . . . . . . . . . . . . . . .       22
  Industrial. . . . . . . . . . . . . . . . . . . . . . . . . . .      130
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      119
                                                                   -------
                                                                     6,115
FLORIDA
  One- to four-family residential . . . . . . . . . . . . . . . .    4,768
                                                                   -------
                                                                     4,768
 OTHER (31 STATES)
  One- to four-family residential. . . . . .  . . . . . . . . . .   82,679
  Apartments  . . . . . . . . . . . . . . . . . . . . . . . . . .    2,316
  Mobile home parks . . . . . . . . . . . . . . . . . . . . . . .      783
  Motels/hotels . . . . . . . . . . . . . . . . . . . . . . . . .      368
  Shopping centers and retail . . . . . . . . . . . . . . . . . .    2,428
  Office buildings  . . . . . . . . . . . . . . . . . . . . . . .       76
  Industrial  . . . . . . . . . . . . . . . . . . . . . . . . . .      138
  Other. .  . . . . . . . . . . . . . . . . . . . . . . . . . . .      431
                                                                   -------
                                                                    89,219
Rated conventional residential
  participation certificates. . . . . . . . . . . . . . . . . . .    5,775
                                                                   -------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  722,448

Plus:
  Accrued interest receivable, net of
     reserve for uncollected interest . . . . . . . . . . . . . .    3,767
  Deferred income, discounts and
   premiums, net  . . . . . . . . . . . . . . . . . . . . . . . .      489

Less:
  Loans in process  . . . . . . . . . . . . . . . . . . . . . . .  (12,085)
  Loss allowances   . . . . . . . . . . . . . . . . . . . . . . .   (7,173)
                                                                  --------
  Total                                                           $707,446
                                                                  ========


     Residential loan originations are attributable to direct marketing efforts of the Bank and of the Bank's subsidiary, D&N Mortgage Corporation, as well as to referrals from real estate brokers and builders. Income producing property loans are originated through the Bank's direct marketing efforts and through referrals by existing customers. In 1996, total loan originations increased $111.9 million, or 28% as a result of a significant increase in consumer lending activity. Consumer loan originations alone increased $76.5 million, or 39%.

     D&N Bank has sold loans and loan participations in the secondary market, generally without recourse. Loans held for sale are recorded at the lower of cost or market value. At December 31, 1996, the Bank had $5.3 million of net loans held for sale consisting of 15 and 30 year fixed rate loans. These sales have provided additional funds for loan originations and investments and also generated income. The Bank generally continues, after the sale, to service the loans and loan participations sold. Loan sales are made on a yield basis with a portion of the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to D&N. On occasion, the Bank also purchased mortgage loan servicing rights from others in order to maintain its loan servicing portfolio economies of scale. During 1994, the Bank decided to sell the majority of its portfolio of purchased mortgage loan servicing rights in order to reduce the Bank's interest rate risk and balance sheet volatility. The scale of loan servicing operations has been reduced as the Bank concentrates its loan servicing activities on originated loans. The weighted average servicing fee for loans serviced for others was .29% at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income." At December 31, 1996, D&N serviced for others approximately $415 million in loans and loan participations. See also Note A of Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies - Mortgage Servicing Rights".

     The Bank's investment in mortgage servicing rights ("MSRs") totaled $1.4 million at December 31, 1996. The following table details the value of the Bank's investment in MSRs.


                                                       Year Ended December 31
                                          -------------------------------------------------
                                              1996              1995               1994
                                          ------------     --------------       -----------
                                                           (In thousands)
Balance at beginning of year               $ 1,113         $    968               $ 9,870
Additions:
  Capitalized servicing                        630              621                    --
Reductions:
  Scheduled amortization                       267              169                 1,315
  Additional amortization due to
    changes in prepayment assumptions           33               71                   421
  Impairment                                    --              234                    --
  Sales                                         --               --                 7,148
  Transfers to loan portfolio under
    recourse and other provisions               --                2                    18
                                           -------          -------               -------
    Total                                      300              476                 8,902
                                           -------          -------               -------
Balance at end of year                     $ 1,443          $ 1,113               $   968
                                           =======          =======               =======
Fair market value at end of year           $ 1,770          $ 1,161               $   912
                                           =======          =======               =======

               The following table shows origination, purchase, sale and repayment activities of D&N Bank, including mortgage-backed securities, for the periods indicated.

                                                                    Year Ended December 31
                                       ------------------------------------------------------------------------------
                                                1996          1995          1994          1993         1992
                                            ----------    ----------    -----------   -----------  -----------
                                                                      (In thousands)
ORIGINATIONS
Real estate:
   One- to four-family residential  . .     $194,357       $182,800     $ 81,279       $ 147,246     $ 121,468
   Income producing property  . . . . .       33,816         17,614       17,350          13,014         2,711
Non-real estate:
   Consumer   . . . . . . . . . . . . .      271,622        195,109      132,836          95,129        85,254
   Commercial   . . . . . . . . . . . .       11,437          3,739        4,748              --            --
                                            --------       --------     --------       ---------     ---------
    Total originations  . . . . . . . .      511,232        399,262      236,213         255,389       209,433

PURCHASES
 Real estate:
  One- to four-family residential . . .      148,405        103,524      188,481          72,125         5,662
  Income producing property   . . . . .           --            --         1,852              --            --
  Mortgage-backed securities  . . . . .       58,892            --        68,391         108,749        91,453
                                            --------       --------     --------       ---------     ---------
    Total purchases . . . . . . . . . .      207,297        103,524      258,724         180,874        97,115
                                            --------       --------     --------       ---------     ---------
    Total additions . . . . . . . . . .      718,529        502,786      494,937         436,263       306,548

SALES
 Real estate:
   One- to four-family residential  . .       68,024        107,080       45,311         106,167        40,610
   Mortgage-backed securities(1)  . . .           --          4,210       50,658         126,932       110,737
   Non-real estate:
   Consumer loans . . . . . . . . . . .        2,810          2,976        2,894           2,229         2,934
                                            --------       --------     --------       ---------     ---------
     Total sales  . . . . . . . . . . .       70,834        114,266       98,863         235,328       154,281
 Principal repayments . . . . . . . . .      426,291        288,485      239,816         316,624       400,042
                                            --------       --------     --------       ---------     ---------
     Total reductions . . . . . . . . .      497,125        402,751      338,679         551,952       554,323
     Transfers to other real estate owned     (3,373)        (1,936)      (2,861)         (9,380)       (6,259)
     Increase (decrease) in other items,
       net                                     9,033          8,801        1,079         (19,622)        4,477
                                            --------       --------     --------       ---------     ---------
     Net increase (decrease)  . . . . .     $227,064       $106,900     $154,476       $(144,691)    $(249,557)
                                            ========       ========     ========       =========     =========

(1) Includes sales of CMO residuals which were carried at the lower of cost or market.

         Outstanding loan commitments of the Bank at December 31, 1996 amounted to $36.7 million for one- to four-family residential real estate loans and
$32.7 million for commercial real estate loans.   See "Regulation - Federal
Savings Association Regulation."

         RESIDENTIAL MORTGAGE LOANS. At December 31, 1996, the Bank had $614.1 million in residential mortgage loans representing 58.2% of the Bank's total loan portfolio. This amount represents a slight increase in the dollar value of the residential loan portfolio. However, it also represents a decrease in the percentage of the Bank's portfolio consisting of real estate loans as the Bank shifted its focus to emphasize the origination of consumer loans. The original contractual loan payment period for residential loans originated by D&N Bank normally ranges from 15 to 30 years. Because borrowers may refinance or prepay their loans, however, such loans often remain outstanding for a substantially shorter period of time.

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

     In the case of conventional mortgage loans intended for sale, the Bank's policy is to lend a maximum of 95% of the appraised value of single-family residences. The Bank generally does not lend more than 90% of the appraised value of the property on those loans it intends to hold. Private mortgage insurance is required if the loan amount exceeds 80% of the appraised value, in an amount sufficient to reduce the Bank's exposure to 75% or less of the appraised value of the property. Property securing real estate loans made by the Bank is appraised by independent appraisers selected by the Bank and whose appraisals are reviewed by D&N personnel or other independent appraisers.

     Loans up to the maximum limits for single family homes of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") (currently $214,600) may be approved by qualified loan officers of the Bank. The Bank's Residential Loan Committee has single-family lending authority up to $500,000, if two members approve. Loans in excess of $500,000 must be approved by the Bank's Loan Committee (comprised of Messrs.
Butvilas, Donnelly, Janson, West and Sliwinski).   Loans in excess of $2 million
must also be approved by the Bank's Board of Directors.

     Title, fire and casualty insurance as well as surveys are generally required on all mortgage loans.

     D&N Bank also offers a variety of Adjustable Rate Mortgages, ("ARM") loans which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 30 years with rate adjustments every year or every three years during the term of the loan. ARMs currently originated by the Bank contain a 2% limit as to the maximum amount of change in the interest rate at any adjustment period and a 6% limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. At December 31, 1996, residential ARMs totaled $290 million, or 49% of the Bank's total residential one- to four-family mortgage loan portfolio. Of this total ARM portfolio, $153 million or 53% were purchased from others. Due to consumer demand, residential loans originated during 1996 were predominately fixed rate loans.

     Despite the benefits of ARMs to the Bank's asset/liability management program, such loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

     MORTGAGE-BACKED SECURITIES. The Bank on occasion purchases mortgage-backed securities to supplement residential loan production. The types of securities purchased are based upon the Bank's asset/liability management strategy and balance sheet objectives. In 1996, the Company purchased $58.7 million of fixed rate Collateralized Mortgage Obligations ("CMO") with expected average lives of 2.1 to 3.3 years. CMOs are securities derived by reallocating cash flows from mortgage pass-through securities or pools of mortgage loans held by a trust. The CMO securities purchased by the Bank in 1996 are backed by pass-through securities of either FHLMC, FNMA or Government National Mortgage Association ("GNMA").

     The Bank has in the past invested in interest only strip securities ("IOs") and principal only strip securities ("POs") as part of its asset/liability management strategy. At December 31, 1996, D&N had IOs with a book value and a market value of $2.0 million, and had no POs at that date.

     The following table sets forth information concerning the composition of D&N's mortgage-backed securities portfolio in dollar amounts and percentages, by type of security. See also Note E of Notes to Consolidated Financial Statements.

                                                                   December 31
                        ----------------------------------------------------------------------------------------------------------
 MORTGAGE-BACKED                    1996                1995                 1994                 1993                1992
  SECURITIES                        ----                ----                 ----                 ----                ----
 ---------------              Amount   Percent    Amount  Percent      Amount  Percent       Amount  Percent     Amount  Percent
                              ----------------    ---------------      ---------------       ---------------     ---------------
                                                                 (Dollars In thousands)
TYPE OF SECURITY
One- to four-family:
Mortgage-backed
     securities. . . . .    $249,186   99.18%    $125,264    98.09%    $147,988   97.81%    $166,284    96.69%    $212,652   88.23%

   Interest only
     certificates. . . .       2,070    0.82        2,456     1.92        3,886    2.57        4,321     2.51       27,075   11.23
                            --------  ------     --------   ------     --------  ------     --------   ------     --------  ------
   Mortgage-backed
     securities, gross. .    251,256  100.00      127,720   100.01      151,874  100.38      170,605    99.20      239,727   99.46

Net (discounts)
    premiums. . . . . . .         --      --          (11)   (0.01)        (581)  (0.38)       1,378     0.80        1,313    0.54
                            --------  ------     --------   ------     --------  ------     --------   ------     --------  ------
   Mortgage-backed
   securities, net. . . . . $251,256  100.00%    $127,709   100.00%    $151,293  100.00%    $171,983   100.00%    $241,040  100.00%
                            ========  ======     ========   ======     ========  ======     ========   ======     ========  ======

     INCOME PRODUCING PROPERTY LOANS. The Bank has historically originated and purchased both permanent and, to a substantially lesser extent, construction loans secured by income producing property and land development loans. Essentially all permanent income producing property loans originated by the Bank to date have been secured by real property located in Michigan.

     To a substantially lesser extent, the Bank has also purchased income producing property loans and participation interests in these loans outside of Michigan. These loans may be in the form of mortgage-backed securities, may have fixed or variable interest rates and most have been outstanding for three to twelve years. At December 31, 1996, $24.0 million of D&N's portfolio of income producing property loans were purchased loans.

     During 1990, the Bank ceased all origination and purchase activity involving income producing and land development loans. Although the Bank was not originating new loans until 1993, it provided financing to facilitate the sale of real estate it had acquired through foreclosure or in settlement of loans. Some of this property has been in a distressed condition and has been difficult to market. To facilitate a sale, the Bank has, from time to time, provided financing at rates and terms which have not been reflective of true market conditions. When this has occured, the Bank reduced the carrying value of the below market loan by discounting the expected cash flows to a present value using a market rate of interest. Since 1993, the Bank has resumed originating income producing property loans secured by real estate.


     The following table shows the composition of the Bank's income producing
property and land development loans at December 31, 1996.   See "Non-Performing
Assets and Risk Elements."

                                                                                  Amount Non-
                                               Loans          Percentage         Performing or
                                            Outstanding        of Total            of Concern
                                            -----------       ----------         --------------
                                                         (Dollars in thousands)

Apartments and multi-family residences       $ 25,574         25.91%                  $168
Other income producing property:
    Motels/hotels                              13,630         13.81                     --
    Offices                                     6,711          6.80                     69
    Mobile home parks                           3,649          3.70                     --
    Shopping centers                           23,740         24.05                  2,487
    Industrial                                  4,595          4.66                     --
    Other                                       7,651          7.75                     --
                                              -------        ------               --------
    Total                                      85,550         86.68                  2,724
Land development loans and other               26,541         26.89                     --
                                              -------        ------               --------
    Total                                     112,091        113.57               $  2,724
Allowance for losses                           (6,314)        (6.40)              ========
Loans in process, deferred income and
    other miscellaneous credits                (7,074)        (7.17)
                                              -------        ------
        Total                                 $98,703        100.00%
                                              =======        ======

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

     Consumer loans originated by the Bank are offered at fixed and adjustable rates of interest. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     The Bank has established programs to originate consumer loans including automobile loans, home improvement loans, home equity loans, student loans under various guaranteed student loan programs, loans to depositors secured by pledges of their deposit accounts and unsecured loans. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity. The Bank has increased its origination of consumer loans during the past several years, and is continuing to emphasize these types of loans. At December 31, 1996, consumer loans totaled $339.3 million or 32% of the Bank's loan portfolio, an increase of $99.8 million, or 42% from December 31, 1995.

     During 1996, net consumer loan charge-offs were $926,000 compared to $642,000 in 1995, $411,000 in 1994, $354,000 in 1993 and $744,000 in 1992.

     Indirect loan originations totaled $115.5 million in 1996. Indirect receivables amounted to $141.4 million at December 31, 1996 and make up 42% of the consumer loan portfolio. Indirect loans are underwritten according to the same guidelines as direct loans, and the maximum dollar exposure to any one dealer is typically limited to $5 million.

     Home equity loans and home equity credit lines are extended at fixed or variable rates of interest and normally do not exceed 75% of the property's appraised value less the amount owing, if any, on a first mortgage. Home equity loans are repaid according to fixed monthly payments over a maximum term of ten years. Home equity credit lines require a monthly interest and principal payment based upon the outstanding balance. Home equity credit lines generally have five-year terms at which time the Bank may require payment in full or renew the loan for another five-year term. Amounts repaid are available for subsequent borrowing, subject to satisfactory loan performance.

     Home improvement loans are generally treated as home equity loans with a first or second mortgage lien securing the loan. A small number of home improvement loans are written as unsecured loans.

     The Bank has increased its emphasis in recent years on unsecured loans. These loans are underwritten according to strict guidelines, and loan officers generally have lower approval limits for unsecured loans than for secured loans.

     D&N Bank is subject to various state and federal limitations on the maximum rates of interest it may charge on consumer and certain other loans. These limitations have not had a significant effect on D&N's consumer loan activities.

LOANS TO ONE BORROWER

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. At December 31, 1996, the Bank's loans to one borrower limit was approximately $13.3 million. See "Regulation - Federal Savings Association Regulation". At December 31, 1996, the Bank had no loans to one borrower in excess of its lending limit.

CLASSIFIED ASSETS, LOAN DELINQUENCIES AND DEFAULTS

     The Bank's collection procedures provide that when a residential mortgage loan is 15 days past due, the borrower is contacted by mail and payment is requested. For loans secured by income producing property, the borrower is contacted by telephone when the loan is 15 days past due. If the delinquency continues, subsequent efforts are made by telephone and mail to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings.

     The process of non-judicial foreclosure in Michigan takes approximately six weeks. A sheriff's sale is then held at which the Bank normally bids for the purchase of the property. A conditional sheriff's deed is then awarded to the highest bidder, usually the Bank, and the customer is given six months (or in certain circumstances, one year) to redeem the conditional deed by repaying the bid amount in full. During this redemption period, the borrower may occupy and use the property as he sees fit. If he fails to redeem the sheriff's deed, then the Bank acquires clear title to the real estate and subsequently sells it to recover its investment. In most cases, it is not economical to obtain a deficiency judgment against the borrower if residential property is sold for less than the unpaid balance of the loan.

     The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1996. The amounts presented represent the total remaining principal balances of the related loans (before reserves for losses), rather than the actual payment amounts which are overdue. Real Estate

                                                                     Income Producing
                               Commercial         Residential            Property            Consumer
                             ---------------     ---------------     ------------------   -----------------
                             Number   Amount     Number   Amount     Number     Amount    Number     Amount
                             ------   ------     ------   ------     ------    --------   -------    ------
                                                     (Dollars in thousands)
Loans delinquent for:
   30 - 59 days                --     $   --       128     $4,289        2     $ 1,116       517     $ 2,896
   60 - 89 days                   1        96       34      1,410        1         109       195         864
   90 days and over            --         --        58      3,047        5       2,724       145         658
                             ------   -------      ---     ------      ---     -------       ---     -------
   Total delinquent loans         1   $    96      220     $8,746        8     $ 3,949       857     $ 4,418
                             ======   =======      ===     ======      ===     =======       ===     =======


     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser credit quality as "substandard," "doubtful" or "loss" assets. The regulation requires insured institutions to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances for loan losses for assets of 100% of the amount classified or charge off such amount. In addition, the OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general credit quality of the asset portfolio of an institution. At December 31, 1996, $10.4 million of the Bank's assets were classified as "substandard", $37,000 of such assets were classified as "doubtful" and $385,000 were classified as "loss".
The Bank's classification of assets is consistent with OTS examination classifications.

     Hotels and motels account for $3.3 million of classified assets and apartments account for $4.3 million. The balance of classified assets consists of loans and real estate owned of various income producing properties, land, residential real estate and consumer loans. Classified assets amounting to $3.7 million, or 16% of total classified assets, are secured by real estate located in the state of California.

NONPERFORMING ASSETS AND RISK ELEMENTS

         Nonperforming assets, including other real estate owned, decreased to $8.1 million at December 31, 1996 compared to $9.7 million at December 31, 1995. The ratio of nonperforming assets to total assets was 0.55% at December 31, 1996 compared to 0.79% at December 31, 1995. Allowances for losses represented 136% of nonperforming assets at December 31, 1996.

         Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. In addition, residential mortgage loans and income producing property loans are placed on nonaccrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses. For 1996, the Bank would have recorded interest income of $558,000 if nonaccrual and restructured loans had performed in accordance with their original terms. The Bank recognized $6,000 of interest income on these loans in 1996. During 1996 and 1995, the amount of interest income on impaired loans was insignificant.

                                        The following table sets forth the
amounts and categories of risk elements in Bank's loan portfolio:

                                                                                December 31
                                           ---------------------------------------------------------------------------
                                              1996            1995           1994               1993            1992
                                              ----            ----           ----               ----            ----
                                                                        (Dollars in thousands)
Nonaccruing loans                          $  6,621        $  8,225        $ 17,995           $ 30,102        $ 44,703
Accruing loans delinquent
  more than 90 days                              --              24               5                 13              --
Restructured loans                               --              --              --                166             167
                                           --------        --------        --------           --------        --------

  Total nonperforming loans                   6,621           8,249          18,000             30,281          44,870
 Other real estate owned (OREO)               1,470           1,452           6,520             13,312          11,186
                                           --------        --------        --------           --------        --------

   Total nonperforming assets              $  8,091        $  9,701        $ 24,520           $ 43,593        $ 56,056
                                           ========        ========        ========           ========        ========

Nonperforming loans as a
  percentage of total loans                    0.62%           0.86%           2.17%              4.60%           6.05%
                                           ========        ========        ========           ========        ========

Nonperforming assets as a
   percentage of total assets                  0.55%           0.79%           2.17%              4.04%           4.47%
                                           ========        ========        ========           ========        ========

Allowance for loan losses as a
   percentage of  nonperforming loans        166.77%         122.21%          46.38%             38.21%          34.79%
                                           ========        ========        ========           ========        ========

Allowances for loan and OREO losses
   as a percentage of
   nonperforming assets                      136.47%         105.29%          35.40%             28.03%          30.08%
                                           ========        ========        ========           ========        ========


OTHER REAL ESTATE OWNED

         Other real estate owned, net of reserves, totaled $1.5 million at December 31, 1996, compared with $1.3 million at December 31, 1995. Other real estate owned consisted of single family homes, multi-family dwelling units and commercial real estate. At foreclosure, real estate is recorded at estimated
fair value less disposal costs.   Any difference between estimated fair value
and the loan balance is charged to the allowance for loan losses.

         The largest asset in other real estate owned is a auto retail center located in Michigan. This asset has a carrying value of $743,000 at December 31, 1996.


OTHER LOANS OF CONCERN

         In addition to nonperforming assets, the Bank has other loans of concern aggregating $15.9 million. These are loans which are currently performing but which demonstrate a specific weakness or weaknesses which, if not corrected, could cause failure of the borrower and default. These loans are closely monitored by management, and as the weaknesses are corrected, may be reclassified as acceptable loans.

         Included in other loans of concern at December 31, 1996, are three income producing property loans totaling $4.7 million that have all paid as agreed but, for various reasons, indicate potential payment concerns.


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established at levels considered appropriate based on management's judgment of potential losses in residential, income producing and consumer loan portfolios. The loan portfolios are reviewed at least quarterly for changes in performance, collateral value and overall quality. Allocated allowances are established for problem loans with expected losses, and in addition, allowances are established for unidentified potential losses. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. A $1.1 million provision for potential loan losses was made in 1996, compared to $2.4 million in 1995 and $100,000 in 1994. Management's judgment in determining the level of the allowance for loan losses is influenced by several factors during the quarterly reviews. These factors include, but are not limited to, past loan performance and loss experience, current economic and market conditions, collateral location and market values, industry and geographic concentrations and delinquency statistics and ratios. Management also considers the different levels of risk between income producing property loans, installment loans and one- to four-family residential loans. In addition, management considers the level of nonperforming assets and classified assets, the level of lending activity and the overall size of the loan portfolio.

     Income-producing property charge-offs were primarily due to writedowns of loans to estimated fair value. Consumer loan charge-offs increased somewhat, but charge-off ratios decreased as the consumer loan portfolio grew at a faster rate. See "Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                                 Year Ended December 31
                                                         -------------------------------------------------------------------------
                                                           1996               1995            1994              1993         1992
                                                         -------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
Balance at beginning of year . . . . . . . . . . . . .    $10,081          $  8,349        $ 11,570          $ 15,611    $ 18,744
Charge-offs:
 Residential mortgages . . . . . . . . . . . . . . . .        314               169             110             1,136         329
 Mortgages on income producing property  . . . . . . .         --             1,019           3,109            2 ,584       2,180
 Consumer loans  . . . . . . . . . . . . . . . . . . .      1,216               999             773               681       1,000
                                                          -----------------------------------------------------------------------
                                                            1,530             2,187           3,992             4,401       3,509
Recoveries:
 Residential mortgages. . . . . .  . . . . . . . . . .          3               917               9                25          --
 Mortgages on income producing property  . . . . . . .      1,098               245             300                 8           3
 Consumer loans . . . . . . . .  . . . . . . . . . . .        290               357             362               327         256
                                                          -----------------------------------------------------------------------
                                                            1,391             1,519             671               360         259

Net charge-offs  . . . . . . . . . . . . . . . . . . .        139               668           3,321             4,041       3,250
Provision charged to operations  . . . . . . . . . . .      1,100             2,400             100                --         117

Balance at end of year . . . . . . . . . . . . . . . .    $11,042          $ 10,081        $  8,349          $ 11,570    $ 15,611
                                                          =======================================================================
Net charge-offs as a percentage
  of average loans . . . . . . . . . . . . . . . . . .       0.01%             0.07%           0.43%             0.59%       0.42%
                                                          =======================================================================
Allowance for loan losses as a
  percentage of total loans  . . . . . . . . . . . . .       1.03%             1.05%           1.01%             1.76%       2.10%
                                                          =======================================================================

           The following table summarizes the allocation of the allowance for loan losses by major categories at the dates indicated:

                                                                   December 31
                      -------------------------------------------------------------------------------------------------------------
                                   1996                1995                 1994               1993                1992
                      -------------------------------------------------------------------------------------------------------------
                                     Percent                 Percent                Percent             Percent            Percent
                                     of Loans                of Loans               of Loans            of Loans           of Loans
                        Amount       to Total    Amount      to Total      Amount   to Total    Amount  to Total  Amount   to Total
                      ----------   -----------  ---------  -------------  -------- ----------  -------  --------- -------  --------
                                                                   (Dollars in thousands)
Residential mortgages  $   859         57%       $ 1,170       63%       $  813       63%     $   429      60%   $   380      63%
Mortgages on income
producing property       6,314         10          6,115       11         6,423       17        9,617      19     13,353      21
Commercial loans           400          1            400        1            --       --           --      --         --      --
Consumer loans           3,469         32          2,396       25         1,113       20        1,524      21      1,878      16
                       ---------------------------------------------------------------------------------------------------------
         Total         $11,042        100%       $10,081      100%       $8,349      100%     $11,570     100%   $15,611     100%
                       =========================================================================================================


INVESTMENT ACTIVITIES

         Federal savings institutions have authority to invest in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. Federal savings institutions are also permitted to invest in any account at a federally insured institution.

         Federal savings institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. They are also authorized to invest in mutual funds whose assets conform to the type of investment that a federal savings institution is authorized to make directly. There are various restrictions on the foregoing investments. For example, the commercial paper must be appropriately rated by at least two national investment rating services and the corporate debt securities must be appropriately rated in one of the two highest rating categories by at least one such service. In addition, the commercial paper must mature within nine months of issuance. Moreover, a federal savings institution's total investment in the commercial paper and corporate debt securities of any one issuer may not exceed the loans to one borrower limitation applicable to the savings institution, except that a federal savings institution may invest up to 5% of its assets in the shares of any appropriate mutual fund. At December 31, 1996, the Bank was in compliance with all such requirements.

         The Bank has invested in various securities which are acquired in the capital markets. These investments consist of loans, mortgage-backed securities, corporate debt securities and derivative mortgage instruments. Investments were funded with advances from the FHLB and short-term borrowings, primarily in the form of reverse repurchase agreements, and retail deposits. Various combinations of techniques and instruments, including interest rate exchange agreements, interest rate caps, interest rate floors, collateralized mortgage obligation residuals, interest only stripped mortgage-backed securities and principal only stripped mortgage-backed securities, have been used in an attempt to provide adequate and relatively stable returns over a variety of interest rate environments. The investments and financings are structured based upon forecasts of mortgage loan repayments for loans and mortgage-backed securities. If mortgage loan repayments differ significantly from the level upon which the investment was made, the interest rate spread and market value may be reduced.

     As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by federal regulations which vary from time to time. See "Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     Historically, the Bank has maintained liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow is regularly reviewed and updated to maintain adequate liquidity. For the month of December 1996, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable deposits and current borrowings) was 6.6%, which was in excess of regulatory requirements.

     The following table sets forth information concerning the Bank's investment
securities at the dates indicated.   See also Note D of Notes to Consolidated
Financial Statements for additional information regarding the contractual maturities and weighted average yields of the Bank's investment securities.

                                                                              December 31
                                                  ------------------------------------------------------------------
                                                             1996              1995                    1994
                                                  ------------------------------------------------------------------
                                                   Book       Market     Book       Market       Book      Market
                                                   Value      Value      Value      Value        Value     Value
                                                  ------------------------------------------------------------------
                                                                              (In thousands)
U.S. Treasury and government
  agencies and corporations   . . . . . . . . .   $ 40,757    $ 40,801   $35,100    $35,229     $ 7,819     $ 7,819
U.S. Treasury available for sale  . . . . . . .     57,996      58,000    40,656     40,899      61,979      61,536
Valuation allowance     . . . . . . . . . . . .          4          --       244         --        (443)         --
                                                  -----------------------------------------------------------------
                                                    98,757      98,801    76,000     76,128      69,355      69,355
Investment in Federal Home Loan
Bank stock  . . . . . . . . . . . . . . . . . .     19,959      19,959     19,953    19,953      19,937      19,937
Other equity securities . . . . . . . . . . . .         23          23        186       186          85          85
Other equity securities available
for sale  . . . . . . . . . . . . . . . . . . . .    1,032       1,038        110       298          14          14
Valuation allowance . . . . . . . . . . . .              6          --        187        --          --          --
                                                  -----------------------------------------------------------------
                                                  $119,777    $119,821   $ 96,436   $96,565     $89,391     $89,391
                                                  =================================================================

       The book value and market value of investment securities at December 31, 1996, by maturity ranges, were as follows:

                                                                                                      Weighted
                                                                                        Market         Average
                                                                        Book Value      Value            Yield
                                                                        ----------------------------------------
                                                                                (Dollars in thousands)
U. S. Treasury and government agencies
    and corporate securities maturing:
In one year or less   . . . . . . . . . . . . . . . . . . . . . . .   $  74,121         $  74,124         5.71%
After one year through five years   . . . . . . . . . . . . . . . .      24,632            24,677         6.07
Valuation allowance     . . . . . . . . . . . . . . . . . . . . . .           4                --           --
                                                                      ----------------------------------------
                                                                         98,757            98,801         5.80
Equity securities . . . . . . . . . . . . . . . . . . . . . . . . .      21,014            21,020         7.72
Valuation allowance     . . . . . . . . . . . . . . . . . . . . . .           6                --           --
                                                                      -----------------------------------------
                                                                      $ 119,777         $ 119,821         6.14%
                                                                      ========================================


SOURCE OF FUNDS


         GENERAL. Deposits are an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the FHLB of Indianapolis and other borrowings, and at times has derived funds from reverse repurchase agreements and loan and securities sales. Scheduled loan repayments are a relatively stable source of funds, while loan prepayments and deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support expanded activities. Historically, the Bank has borrowed primarily from the FHLB of Indianapolis, through institutional reverse repurchase agreements and, to a lesser extent, from other sources.

         DEPOSIT ACTIVITIES. The Bank attracts both short-term and long- term deposits from the general public by offering a wide assortment of accounts and rates. In recent years, market conditions have required the Company to rely increasingly on short-term accounts that are more responsive to market interest rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit of $100,000 or above ("Jumbo CDS") and individual retirement accounts.

         The composition of the Bank's deposits at the end of recent periods is set forth in Note I of Notes to Consolidated Financial Statements. At December 31, 1996, the Company had no brokered deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Bank believes that, based on its experience over the past five years, its savings accounts are stable sources of deposits.

                                                                              December 31
                                           -----------------------------------------------------------------------------
                                                    1996                        1995                         1994
                                           -----------------------------------------------------------------------------
                                                         Percent                      Percent                   Percent
                                                          of                            of                       of
                                             Amount      Total          Amount        Total          Amount     Total
                                           ----------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Regular Accounts:
  Savings accounts,
    1.75% - 5.07%   . . . . . . . . . . .    $149,226    15.48%        $149,728       16.22%         $130,297    15.93%
  Checking and NOW accounts,
    0.00% - 1.50%   . . . . . . . . . . .     107,550    11.16           91,621        9.93            91,484    11.19
  Money market accounts,
     variable . . . . . . . . . . . . . .      89,321     9.26           86,080        9.33            95,573    11.69
                                             -------------------------------------------------------------------------
          Total regular accounts  . . . .     346,097    35.90          327,429       35.48           317,354    38.81
 Certificates:
    0.00 - 2.99%  . . . . . . . . . . . .       9,864     1.02            6,218        0.67            15,697     1.92
    3.00 - 4.99%  . . . . . . . . . . . .      74,620     7.74           67,887        7.36           264,075    32.30
    5.00 - 6.99%  . . . . . . . . . . . .     476,651    49.44          443,782       48.08           150,810    18.44
    7.00 - 8.99%  . . . . . . . . . . . .      52,073     5.40           59,847        6.48            51,327     6.28
    9.00 - 10.99%   . . . . . . . . . . .       3,894     0.40           16,310        1.77            16,671     2.04
   11.00 - 12.99%   . . . . . . . . . . .          --       --               --          --               450     0.05
                                             -------------------------------------------------------------------------
      Total certificates  . . . . . . . .     617,102    64.00          594,044       64.36           499,030    61.03

 Accrued interest . . . . . . . . . . . .         934     0.10            1,459        0.16             1,290     0.16
                                             -------------------------------------------------------------------------
       Total deposits   . . . . . . . . .    $964,133   100.00%        $922,932      100.00%         $817,674   100.00%
                                             =========================================================================


         The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and has allowed it to respond with flexibility (by paying rates of interest more closely approximating market rates of interest) to, although not eliminate the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuations in deposit flows. The ability of the Bank to attract and maintain deposits, and its cost of funds, have been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the deposit flows at D&N Bank during the periods indicated.


                                                      Year Ended December 31
                                       -------------------------------------------------
                                         1996               1995               1994
                                       -------------------------------------------------
                                                           (In thousands)
Opening balance . . . . . . . . . . .  $   922,932       $   817,674         $   844,012
Deposits. . . . . . . . . . . . . . .    2,425,493         1,992,613           1,741,646
Withdrawals . . . . . . . . . . . . .   (2,422,882)       (1,922,325)         (1,794,778)
Interest credited . . . . . . . . . .       39,115            34,801              27,579
Accrued interest  . . . . . . . . . .         (525)              169                (785)
                                       -----------       -----------         -----------
Ending balance  . . . . . . . . . . .  $   964,133       $    22,932         $   817,674
                                       ===========       ===========         ===========

     The following table sets forth the change in dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                           Year Ended December 31
                                                        ------------------------------------------------------
                                                               1996           1995                 1994
                                                        ------------------------------------------------------
                                                                           (In thousands)
Savings accounts . . . . . . . . . . . . . . . . . . . . $     (502)        $  19,431         $ (10,022)
Checking and NOW accounts  . . . . . . . . . . . . . . .     15,929               137              (640)
Money market accounts  . . . . . . . . . . . . . . . . .      3,241            (9,493)          (20,754)
Certificates with maturities:
  7 to 91 days . . . . . . . . . . . . . . . . . . . . .      8,319            (2,162)           (2,120)
  92 days to 6 months  . . . . . . . . . . . . . . . . .      1,133            12,448           (32,418)
  6 months to 1 year . . . . . . . . . . . . . . . . . .     33,200            21,925           (10,708)
  1 year to 1 1/2 years  . . . . . . . . . . . . . . . .     16,156            15,004             6,858
  1 1/2 years to 3 years . . . . . . . . . . . . . . . .    (15,179)           34,840            44,249
  3 years to 10 years  . . . . . . . . . . . . . . . . .    (26,232)            7,655            (2,432)
Negotiable rate certificates . . . . . . . . . . . . . .      5,661             5,304             2,434
                                                         ----------         ---------         ---------
 Increase (decrease) . . . . . . . . . . . . . . . . . .     41,726           105,089           (25,553)
Change in accrued interest . . . . . . . . . . . . . . .       (525)              169              (785)
                                                         ----------         ---------         ---------
 Total increase (decrease) . . . . . . . . . . . . . . . $   41,201         $ 105,258         $ (26,338)
                                                         ==========         =========         =========

The following table shows rate and maturity information for the Bank's deposits as of December 31, 1996.

                                                                  Interest Rate Range -- Certificates
                                                           0.00       3.00         5.00         7.00      9.00
                                              Percent        to        to           to            to        to
                                     Amount   of Total     2.99%      4.99%       6.99%        8.99%     10.99%
                                     --------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Savings accounts  . . . . . . . . .  $149,226  15.48%    $    --    $    --    $     --      $    --    $   --
Checking and NOW accounts . . . . .   107,550  11.16          --         --          --           --        --
Money market accounts . . . . . . .    89,321   9.26          --         --          --           --        --
                                     -------------------------------------------------------------------------
                                      346,097  35.90          --         --          --           --        --
Certificate accounts
  maturing in quarter ending:
03/31/97  . . . . . . . . . . . . .   136,674  14.17       3,324     37,974      84,136       11,234         6
06/30/97  . . . . . . . . . . . . .   117,589  12.19       2,358     16,141      93,583        5,420        87
09/30/97  . . . . . . . . . . . . .    61,958   6.42       1,536      8,369      51,149          904        --
12/31/97  . . . . . . . . . . . . .    76,529   7.93         984      3,370      70,858        1,246        71
03/31/98  . . . . . . . . . . . . .    43,264   4.49         623      1,910      35,039        5,596        96
06/30/98  . . . . . . . . . . . . .    50,587   5.25         553      1,722      41,753        6,444       115
09/30/98  . . . . . . . . . . . . .    43,338   4.50         153      1,447      38,513        3,115       110
12/31/98  . . . . . . . . . . . . .    21,935   2.28          31        999      17,019        3,684       202
03/31/99  . . . . . . . . . . . . .    11,524   1.20          66      1,016       5,077        3,700     1,665
06/30/99  . . . . . . . . . . . . .     8,658   0.90         101        520       3,652        2,933     1,452
09/30/99  . . . . . . . . . . . . .     2,693   0.28          --        346       1,857          400        90
12/31/99  . . . . . . . . . . . . .     3,020   0.31          60        150      2 ,537          273        --
Maturity over 3 years   . . . . . .    39,333   4.08          75        656      31,478        7,124        --
                                     ---------------     -----------------------------------------------------
 Total  . . . . . . . . . . . . . .  $617,102  64.00     $ 9,864    $74,620    $476,651      $52,073    $3,894
                                                         =====================================================
Interest accrued  . . . . . . . . .       934   0.10
                                     ---------------

   Total deposits . . . . . . . . .  $964,133 100.00%
                                     ===============

     The following table shows the scheduled maturities of certificates of deposit of $100,000 or greater as of December 31, 1996.

                                        December 31, 1996
                                        -----------------
                                         (In thousands)
Certificates with maturities:
Three months or less . . . . . . . .       $ 30,059
Over three through six months  . . .         13,868
Over six through twelve months . . .         17,291
Over twelve months . . . . . . . . .         17,892
                                           --------
     Total . . . . . . . . . . . . .       $ 79,110
                                           ========


     BORROWINGS. The FHLB of Indianapolis functions as a central reserve bank, providing credit for savings institutions within its assigned region. As a member of the FHLB of Indianapolis, D&N Bank is required to own capital stock in the FHLB of Indianapolis and is authorized to apply for advances on the security of such stock and certain of its residential mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation -- Federal Home Loan Bank System." FHLB advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. The FHLB of Indianapolis prescribes the acceptable uses to which the advances pursuant to each program may be made as well as limitations on the size of advances. Depending on the program limitations, the amount of advances are generally based on the FHLB of Indianapolis' assessment of the institution's creditworthiness. The FHLB of Indianapolis is required to review its credit limitations and standards at least once every six months. The Bank utilizes borrowings, in part, to fund increases in loan demand.

     The Bank has entered into reverse repurchase agreements with major investment bankers utilizing government securities or various mortgage instruments as collateral. These reverse repurchase agreements are generally utilized in connection with the Bank's investments. See "Investment Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         The following table sets forth the maximum month-end and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings as of the dates indicated.

                                                                    Year Ended December 31
                                                             -----------------------------------
                                                                 1996          1995        1994
                                                             ------------------------------------
                                                                         (In thousands)
Maximum Balance:
Advances from FHLB . . . . . . . . . . . . . . . . . . . .    $338,003       $226,003     $186,003
Securities sold under agreements
 to repurchase . . . . . . . . . . . . . . . . . . . . . .      74,621         52,579       54,911
Other borrowings . . . . . . . . . . . . . . . . . . . . .      13,385         12,368       17,213

Average Balance: . . . . . . . . . . . . . . . . . . . . .
 Advances from FHLB  . . . . . . . . . . . . . . . . . . .     259,694        200,770      123,710
   Securities sold under
agreements to repurchase . . . . . . . . . . . . . . . . .      40,095         24,020       17,284
Other borrowings . . . . . . . . . . . . . . . . . . . . .       9,720         11,504       14,423

         The following table sets forth certain information as to the Bank's FHLB advances, securities sold under agreements to repurchase and other borrowings at the dates indicated. See also Note K of Notes to Consolidated Financial Statements.

                                                                           At December 31
                                                            ----------------------------------------

                                                                 1996          1995          1994
                                                            ---------------------------------------
                                                                   (Dollars in thousands)
Advances from FHLB  . . . . . . . . . . . . . . . . .         $338,003        $206,003      $186,003
Securities sold under agreements to repurchase  . . .           58,040              --        28,627
Other borrowings  . . . . . . . . . . . . . . . . . .            7,994          10,292        12,326
                                                              --------        --------      --------
  Total borrowings  . . . . . . . . . . . . . . . . .         $404,037        $216,295      $226,956
                                                              ========        ========      ========
Weighted average interest
  rate of advances from FHLB  . . . . . . . . . . . .             5.59%           5.82%         6.03%

Weighted average interest rate
  of securities sold under agreements
  to repurchase . . . . . . . . . . . . . . . . . . .             5.66              --          6.29

Weighted average interest
  rate of other borrowings  . . . . . . . . . . . . .             9.76            9.59         10.00

Weighted average interest
  rate of total borrowings  . . . . . . . . . . . . .             5.68            6.00          6.28

         The following table sets forth the Bank's maturity and rate structure of FHLB advances as of December 31, 1996.

                                                                   Weighted
                                                                   Average
                                                                     Rate              Amount
                                                                  -----------------------------
                                                                      (Dollars in thousands)
Matures within:
   One year . . . . . . . . . . . . . . . . . . . . . . . . . . .   5.52%            $251,000(1)
   Two years  . . . . . . . . . . . . . . . . . . . . . . . . . .   5.77               43,000
   Three years  . . . . . . . . . . . . . . . . . . . . . . . . .   5.84               43,000
   Four years . . . . . . . . . . . . . . . . . . . . . . . . . .     --                   --
   Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . .   4.00                1,003
                                                                    -------------------------
Total FHLB advances . . . . . . . . . . . . . . . . . . . . . . .   5.59%            $338,003
                                                                    =========================

                 (1)  Includes variable rate advances which adjust quarterly.

SERVICE CORPORATION ACTIVITIES

                 The Bank is permitted to invest an amount equal to 2% of its assets (excluding those of its subsidiaries) in its service corporations. Up to an additional 1% of assets may be invested in service corporations provided that such amount is used for certain types of community development projects. In addition, federal regulations permit institutions to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries) in which the institution owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the institution's total capital as defined below. As of December 31, 1996, the Bank's investment in stock of and loans to its subsidiaries (other than its special-purpose finance subsidiary) was in compliance with the regulations and totaled $4.3 million. A federal institution may also invest up to 30% of its assets in special-purpose finance subsidiaries established and operated in accordance with federal regulations. The Bank's investment in its special purpose finance subsidiary, D&N Funding I Corp., was in compliance with these regulations at December 31, 1996. Federal law imposes special capitalization requirements on savings institutions such as the Bank which are engaged in activities through a subsidiary that are not permissible for national banks. See "Regulation -- Regulatory Capital Requirements." The following is a description of the Bank's service corporations.

                 D&N Enterprises, Inc. ("Enterprises") was formed in 1972 for the purpose of developing real estate through joint venture arrangements. At December 31, 1996, the Company had a $300,000 investment in Enterprises and loans totaling approximately $1.4 million to the subsidiary.

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

     D&N Holdings, Inc. ("Holdings") was formed in 1985 and is involved in the sale of mortgage life insurance through its investment in Minnesota Mutual Life Insurance Company ("MIMLIC") and also offers insurance products and annuity contracts through Quincy Insurance Agency, Inc., a subsidiary of Holdings formed in 1995. In Michigan, MIMLIC's mortgage life insurance policies are marketed and sold primarily through Michigan savings institutions. At December 31, 1996, D&N Bank's investment in Holdings totaled approximately $200,000.

     MORTGAGE BANKING. On May 1, 1984, D&N Bank established a mortgage banking operation through a subsidiary, D&N Mortgage Corporation ("DNMC"). This subsidiary was relatively dormant from 1992 until 1995. Since restarting operations, D&N Mortgage Corporation has originated loans mainly for the Bank's portfolio. D&N Mortgage Corporation currently has four origination offices located in Michigan's lower peninsula in the cities of Grand Rapids, Hastings, West Bloomfield and St. Joseph. At December 31, 1996, the Bank had $2.4 million invested in this subsidiary.

     FINANCE SUBSIDIARY. In 1986, D&N Bank incorporated a special- purpose finance subsidiary, D&N Funding I Corp. ("Funding"). Funding was established solely for the purpose of issuing collateralized mortgage obligations ("CMOs"). In August 1986, Funding pledged $61.5 million in principal amount of FHLMC participation certificates to collateralize the issuance and sale of the CMOs from which the Bank received $56.4 million in net proceeds. The CMOs were sold through a third party conduit and were secured by the pledge of the participation certificates. D&N Bank reinvested the proceeds from the sale of the CMOs in residential and commercial mortgage loans.

COMPETITION

     At December 31, 1996, the Bank ranked second among all savings institutions headquartered in the State of Michigan with respect to total assets. D&N is the largest financial institution based in the Upper Peninsula of Michigan.

     D&N Bank experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates, the availability of convenient office locations and the range and quality of services offered.

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

EMPLOYEES

     At December 31, 1996, the Bank had 526 employees, including 87 part-time employees. Management considers its relations with its employees to be satisfactory. The Bank's employees are not represented by any collective bargaining group.

     The Bank currently maintains a comprehensive employee benefit program providing, among other benefits, a 401(k) plan with an Employee Stock Ownership Program, hospitalization and major medical insurance, paid sick leave, long-term disability insurance and life insurance. The Bank terminated the pension plan and disbursed all of the assets in 1996. In connection with acquisitions of five savings and loan institutions in 1980, 1982, 1986, 1988, and 1996 employees of these institutions were made eligible to participate in the Bank's benefit programs and were given full credit for all years of service under prior plans of the acquired institutions.

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

     George J. Butvilas, age 51. Joining D&N as President in May 1990, Mr. Butvilas was named Chief Executive Officer of the Bank in 1991 and Chief Executive Officer of the Company in 1992. He brought with him over 16 years experience as a commercial and community banker. Mr. Butvilas was formerly Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois.

     Kenneth R. Janson, age 45, is Executive Vice President/Chief Financial Officer and Treasurer of the Company and the Bank. Prior to joining the Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University. Mr. Janson is responsible for directing the Bank's accounting, investment and investor relations functions.

     Peter L. Lemmer, age 39, is Senior Vice President/General Counsel of the Company and the Bank. Prior to joining D&N Bank in October 1990, he held various positions involving legal services, the last five years as Senior Vice President/Compliance and Vice President, Associate General Counsel/Compliance Officer with Cal America Savings, later known as Columbus Savings, and American Federal Bank, respectively. Mr. Lemmer is responsible for the legal and regulatory functions of the Bank.

     Alfred J. Sliwinski, age 50, is Executive Vice President/Community Banking. He has been employed by D&N Bank in various community banking capacities since May 1977 and is presently responsible for the community banking, bank operations and information systems functions of the Bank.

     Richard E. West, age 50, is Senior Vice President/Wholesale Lending. Prior to joining D&N Bank in January 1990, he was Servicing Manager for 20 years with Rothschild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, residential lending and consumer lending functions of the Bank.

     Linda K. Korpela, age 46, is Vice President/Corporate Secretary of the Company and the Bank. She has been employed by the Bank since 1969 and served as Assistant Secretary of the Bank from 1978 to 1990.

     Donald W. Schulze, age 46, is Senior Vice President/Human Resources of the Bank. He has been with D&N Bank in various capacities since 1986 and is presently responsible for the training and development, facilities management and human resources functions of the Bank.

     Frank R. Donnelly, age 56, is Senior Vice President/Commercial Lending of the bank. He has been employed by the Bank in various capacities since 1995 and is presently responsible for the business lending and commercial real estate lending functions of the Bank.

     Leonard M. Bolduc, age 58, is Senior Vice President/Retail Loan Operations of the Bank, responsible for planning and directing the consumer lending and consumer and residential loan servicing functions. Prior to joining D&N Bank in May 1988, he was employed by Citicorp Acceptance Company for three years, most recently as Regional Credit Center Manager. Mr. Bolduc was also employed for 19 years in various capacities at ITT Consumer Financial Corporation, his last position being Vice President/Division Director.

     Daniel D. Greenlee, age 44, is Senior Vice President/Controller of the Bank. He has been with D&N Bank in various capacities since 1984 and is presently responsible for the accounting, financial and regulatory reporting, financial analysis, tax and risk management functions of the Bank.

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


FEDERAL REGULATION

         The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Bank were as of June 30, 1996. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

         The OTS has established a schedule for the assessment of fees upon all savings institutions to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is based upon the savings institution's total assets as reported in the institution's latest quarterly thrift financial report. The Bank's OTS assessment for the fiscal year ended December 31, 1996, was $239,000.

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

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $13.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

        The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

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

        Due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s, the SAIF would not attain the designated reserve ratio until the year 2002. As a result, SAIF insured members would generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

        In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted on September 30, 1996.

        The legislation required a special one-time assessment of approximately
65.7 cents per $100 of SAIF deposits held by the Bank at March 31, 1995. D&N Bank recognized the one-time special assessment in a tax affected charge to earnings of approximately $3.6 million during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged FDIC premiums at the same rate beginning October 1, 1996.

         D&N Bank, however, will continue to be subject to an assessment to fund repayment of the FICO bond obligation of 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights
(MSRs) must be deducted from tangible capital. At December 31, 1996, the Bank had $1,443,000 of unamortized MSRs, none of which was required to be deducted from tangible capital.

         The OTS regulations establish special capitalization requirements for savings institutions that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the institution's level of ownership, including the assets of includable subsidiaries in which the institution has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital, with a transition period ending on July 1, 1996, for investments made before April 12, 1989. At December 31, 1996, the Bank had approximately $1.7 million net investment in subsidiaries that will be excluded from capital pursuant to this transition rule.

     At December 31, 1996, the Bank had tangible capital of $76.0 million, or 5.11% of adjusted total assets, which is approximately $53.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

     At December 31, 1996, the Bank had core capital equal to $76.0 million, or 5.11% of adjusted total assets, which is $31.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had $10.7 million of general loss reserves which could be counted as supplementary capital.

     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1996.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC.

     OTS regulations also require that every savings institution with more than normal interest rate risk to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings institution, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings institutions may appeal an interest rate risk deduction determination. The OTS is uncertain as to when this evaluation may be completed. Any savings institution with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. The Bank does not expect the rule to have a significant effect on its calculation of total capital.

     On December 31, 1996, the Bank had total capital of $86.7 million (including $76.0 million in core capital and $10.7 million in qualifying supplementary capital) and risk-weighted assets of $871.7 million (including $45.7 million in converted off-balance sheet assets); or total capital of 9.94% of risk-weighted assets. This amount was $16.9 million above the 8% requirement in effect on that date.

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

     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the institution's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon institutions for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.6% and a short-term liquid asset ratio of 3.7%.

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

QUALIFIED THRIFT LENDER TEST

     All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets as defined by regulation in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its inception.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1996, the Bank had $20.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.22% and were 7.84% for calendar year 1996.

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

     For the year ended December 31, 1996, the dividends paid by the FHLB of Indianapolis to the Bank totaled $1.6 million. The $394,000 dividend received for the quarter ended December 31, 1996 reflects an annualized rate of 7.89%.


FEDERAL AND STATE TAXATION

     D&N and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

     Savings institutions, such as the Bank, were permitted to establish reserves for bad debts and make annual additions thereto which could be taken as a deduction in computing taxable income for federal income tax purposes. This tax bad debt reserve method available to thrifts institutions was repealed for tax years beginning after 1995. As a result, the Bank was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction. Basically, repeal of the thrift bad debt reserve method puts large thrifts, such as the Bank, on the tax method used by large commercial banks.

     Upon repeal, the Bank is required to recapture into income the portion of its bad debt reserves (other than the supplemental reserve) that exceeds its base year reserves (i.e. its tax reserves for the last tax year beginning before 1988). The recapture amount resulting from the change in the Bank's method of accounting for its bad debt reserves is taken into taxable income ratably (on a straight-line basis) over a six-year period.

     The base year reserve is frozen, not forgiven. Certain events can still trigger a recapture of the base year reserve. For example, while the base year reserve will not be recaptured if the thrift converts to a bank charter or is merged into a bank, it will be recaptured if the thrift ceases to qualify as a bank for federal income tax purposes. The base year reserves also remain subject to income tax penalty provisions which, in general, require recapture upon certain stock redemptions of, and excess distributions to, shareholders.

     In addition to the regular income tax, corporations, such as the Company, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

     D&N and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of open returns (including returns of subsidiaries and predecessors of, or entities merged into, D&N) would not result in a deficiency which could have a material adverse effect on the financial condition of D&N and its consolidated subsidiaries. See Note L of Notes to Consolidated Financial Statements.

     During the third quarter of 1996, the Bank recognized an adjustment to its balance of deferred tax assets following the enactment in August of federal legislation which resolved the recapture status of previously allowed accelerated deductions for bad debts. Thrift institutions such as the Bank had been permitted to deduct a portion of their income as bad debt allowances. This practice was more advantageous than the specific-loss method of deduction which was mandated for other classes of financial institutions. The opportunity to use the percentage-of-income method expired in 1995, but the status of previously accelerated deductions remained in question until the 1996 legislation was enacted. The presence of unresolved prior deductions was felt to be hindrance to evolution and consolidation of the financial services industry because thrift institutions that had recorded such accelerated deductions were required to repay them before charter conversions or acquisitions by non-thrift institutions could be approved. The new legislation required that accelerated deductions recorded after 1987 would have to be repaid, but forgave that portion of institutions' accelerated loan loss deductions that were recorded before 1988.

     MICHIGAN TAXATION. The State of Michigan imposes a tax on intangible personal property in the amount of $.20 per $1,000 of deposits of a savings bank or a savings and loan institution less deposits owed to the federal or Michigan state governments, their agencies or certain other financial institutions. The Michigan intangibles tax is being phased out over four years until the tax is fully repealed effective January 1, 1998. The State of Michigan also imposes a "Single Business Tax." The Single Business Tax is a value-added type of tax for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax are federal taxable income, compensation and depreciation as increased by net operating loss carryforwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base.

     DELAWARE TAXATION.   As a Delaware business corporation, the Company is
required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of the Company stock.

ITEM 2. PROPERTIES

Offices

         The following table sets forth information with respect to D&N offices as of December 31, 1996.

                                              Owned           Lease           Date               Net
                                               or          Expiration       Acquired or          Book
     Office Locations                         Leased          Date         Constructed          Value
----------------------------------------   ------------    -----------  -----------------     --------

MAIN OFFICE:

400 Quincy Street
Hancock, Michigan . . . . . . . . . . . . .   Owned           --              1972            $2,989,880

BRANCH OFFICES:

1000 S. Carpenter Street
Iron Mountain, Michigan . . . . . . . . . .   Owned           --              1968               289,797

1930 U.S. 41, West
Marquette, Michigan . . . . . . . . . . . .   Owned           --              1976             1,474,559

2325 Ludington Street
Escanaba, Michigan  . . . . . . . . . . . .   Owned           --              1975               323,553

501 Court Street
Sault Ste. Marie, Michigan  . . . . . . . .   Owned           --              1980               336,286

U.S. 41
Ishpeming, Michigan . .  . . . . . .    . .   Owned           --              1978               194,272

1015 Tenth Street
Menominee, Michigan . . . . . . . . . . . .   Owned           --              1976               258,730

100 S. Suffolk Street
Ironwood, Michigan  . . . . . . . . . . . .   Owned           --              1982               261,358

330 Fifth Street
Calumet, Michigan . . . . . . . . . . . . .   Owned           --              1980                83,022

Festival Foods, Highway M-26
Houghton, Michigan  . . . . . . . . . . . .  Leased      Monthly              1986                 3,873

Pat's Foods, 111 U.S. 41
L'Anse, Michigan  . . . . . . . . . . . . .  Leased    December 31, 1997      1992                 7,406
                                                              No Options

901 W. Sharon Avenue, Suite 100
Houghton, Michigan  . . . . . . . . . . . .  Leased          May 25, 2000     1995               178,169
                                                        Two 5 Yr. Options


                                              Owned           Lease           Date             Net
                                               or          Expiration       Acquired or       Book
     Office Locations                         Leased          Date         Constructed        Value
----------------------------------------   ------------    -----------  -----------------   --------

23505 Greater Mack
St. Clair Shores, Michigan  . . . . . . . .   Owned           --              1956           115,997

141 S. Main Street
Romeo, Michigan. . . . . .   . . . .  . . .   Owned           --              1974           326,341

460 S. Saginaw Street
Flint, Michigan . . . . . . .  . . .  . . .   Owned           --              1924           798,527

300 Fenton Square
Fenton, Michigan . . . . . . . . .  . . . .   Owned           --              1984           189,517

2629 W. Pierson Road
Flint, Michigan. . . . . . . . . .  . . . .  Leased     October 4, 2010       1995            57,471
                                                             No Options
3410 S. Dort Highway
Flint, Michigan. . . . . . . . . .  . . . .  Leased     September 30,1998     1961            55,389
                                                         One 5 Yr. Option
G-4409 Miller Road
Flint, Michigan. . . . . . . . . .  . . . ..  Owned            --             1975           404,582

1151 N. Ballenger Highway
Flint, Michigan. . . . . . . . . .  . . . .  Leased     August 31, 1997       1975                --
                                                          Yearly Option
4400 South Saginaw, Suite 1310  . .
Flint, Michigan. . . . . . .   . . .  . . .  Leased     February 28, 1999     1994            56,682
                                                         One 5 Yr. Option
4495 Corunna Road
Flint, Michigan . . . . . . . . . . . . . .  Leased        March 10, 2006     1996            88,585
                                                        Two 5 Yr. Options
12770 S. Saginaw Street
Grand Blanc, Michigan . . . . . . . . . . .   Owned             --            1981           338,523

727 S. State Road
Davison, Michigan. . . . . . . . .  . . . .   Owned             --            1972           177,659

1559 E. Pierson Road
Flushing, Michigan . . .  .  . . . .  . . .   Owned             --            1974           223,302

G-6120 Fenton Road
Flint, Michigan . . . . . . . . . . . . . .   Owned             --            1979           150,052

3213 Genesee Road
Flint, Michigan. . . . . . .   . . .  . . .   Owned             --            1979           201,811


                                              Owned               Lease                  Date        Net
                                                or             Expiration            Acquired or     Book
     Office Locations                         Leased               Date              Constructed    Value
----------------------------------------   ------------    ---------------------    -------------  --------

1305 W. 14 Mile Road
Clawson, Michigan. . . . . . . . . . . . .   Leased          March 31, 1998             1995            --
                                                             One 3 Yr. Option

363 West Big Beaver, Suite 150
Troy, Michigan . . . . . . . . . . . . . .   Leased          June 30, 2002              1995       323,510
                                                             Two 3 Yr. Options

3005 University Drive
Auburn Hills, Michigan . . . . . . . . . .   Leased          December 14, 2006          1996        79,388
                                                             Two 5 Yr. Options

611 East Grand River
Howell, Michigan . . . . . . . . . . . . .   Leased          January 1, 2002            1967        33,245
                                                             Two 5 Yr. Options
9880 East Grand River
Brighton, Michigan . . . . . . . . . . . .   Leased          February 28, 1999          1988           252
                                                             Two 5 Yr. Options
419 South Lafayette
South Lyon, Michigan . . . . . . . . . . .   Leased          October 31, 2000           1990       322,036
                                                             One 10 Yr. Option
1075 East Main Street
Pinckney, Michigan . . . . . . . . . . . .    Owned              --                     1971       340,519

10590 Highland Road
Hartland, Michigan . . . . . . . . . . . .   Leased          August 1, 2000             1995        93,421
                                                             Two 5 Yr. Options
524 West Grand River
Fowlerville, Michigan. . . . . . . . . . .    Owned              --                     1974        63,194

5844 N. Sheldon Road
Canton, Michigan . . . . . . . . . . . . .   Leased          July 31, 1997              1995            --
                                                             Two 3 Yr. Options

OTHER OFFICE PROPERTIES:

435 Building
435 Mesnard Street
Hancock, Michigan. . . . . . . . . . . . .    Owned             --                      1974       280,885


424 Building
424 Hancock Street
Hancock, Michigan. . . . . . . . . . . . .    Owned             --                      1986       458,114

Troy Commercial Lending
363 W Big Beaver Road, Suite 201
Troy, Michigan . . . . . . . . . . . . . .   Leased          June 30, 2002              1995        69,307


                                              Owned             Lease              Date               Net
                                                or            Expiration         Acquired or          Book
     Office Locations                         Leased            Date            Constructed           Value
----------------------------------------   ------------       -----------      -----------------    --------

Troy Corporate Center
363 W. Big Beaver Road, Ste 100
Troy, Michigan  . . . . . . . . . . . . . .  Leased          June 30, 2002         1995                86,637
                                                             Two 3 Yr. Options
Marquette Residential Lending
309 S. Front Street
Marquette, Michigan . . . . . . . . . . . .  Leased          October 31, 1997      1992                 2,741
                                                             Yearly Option

Mortgage Corp. Lending Office
3900 Sparks Drive SE, Suite 105
Grand Rapids, Michigan. . . . . . . . . . .  Leased          February 28, 1998     1994                    --
                                                             No Options
Mortgage Corp. Lending Office
2620 S. Cleveland Avenue, Suite 201
St. Joseph, Michigan  . . . . . . . . . . .  Leased          April 30, 1997        1994                    --
                                                             One 2 Yr. Option
Mortgage Corp. Lending Office
7071 Orchard Lake Road, Suite 100
West Bloomfield, Michigan . . . . . . . . .  Leased          November 1, 1998      1995                    --
                                                             No Options

Mortgage Corp Lending Office
145 W. State St.
Hastings, Michigan  . . . . . . . . . . . .  Leased          December 31, 1997     1996                 7,867
                                                             Yearly Option


     At December 31, 1996, the net book value of the land, buildings and leasehold improvements owned by D&N Bank was $11,747,000, and the net book value of its office furniture, fixtures and equipment was $4,017,000.


     COMPUTER EQUIPMENT. D&N Bank processes all depositor and borrower customer files and transactions through a third party data services provider including general ledger accounting and information reporting. The book value of all computer equipment and software owned by the Bank was $738,000 at December 31, 1996. The Bank also leases an insignificant amount of data processing hardware and software.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a number of matters of litigation, substantially all of which have arisen in the ordinary course of business. It is the opinion of management that the resulting liabilities, if any, from these actions will not materially affect the Consolidated Financial Statements.

     D&N Bank is a plaintiff, like approximately 120 other institutions, in a currently pending claim in the United States Court of Federal Claims seeking substantial damages as a result of the 1989 Financial Institutions Reform, Recovery and Enforcement Act's mandatory phase-out of the regulatory capital treatment of supervisory goodwill. Arguments concerning the extent of damages in the cases of three initial plaintiffs are scheduled to begin March 17, 1997. The other cases, including D&N's, are scheduled to be considered after the initial cases are resolved. The ultimate outcome of these matters cannot be ascertained at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II



ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              Page 48 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.       SELECTED FINANCIAL DATA

              Page 4 of the attached 1996 Annual Report to Stockholders is herein incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

              Pages 12 through 21 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.


ITEM 8.       FINANCIAL STATEMENTS SUPPLEMENTARY DATA

              Pages 22 through 45 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.


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

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Executive Officers of the Company is contained on page 27 herein. Information concerning Directors of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement or the Annual Meeting of Stockholders to be held in 1997, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1997, except for the information contained under the heading Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a) (1)  Financial Statements


     The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.


Annual Report Section                   Pages in Annual Report
---------------------                   ----------------------

Selected Financial Data                           4

Management's Discussion and Analysis           12 - 21
  of Financial Condition and Results
  of Operations


Report of Independent Auditors                    22


Consolidated Statements of Condition              23


Consolidated Statements of  Income                24

Consolidated Statements of                        25
  Stockholders' Equity


Consolidated Statements of Cash Flows             26


Notes to Consolidated Financial Statements     27 - 45


         (a) (2) Financial Statement Schedules

     All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a) (3) Exhibits

                                                     Reference to         Sequential
                                                     Prior Filing        Page Number
                                                     or Exhibit         Where Attached/
Regulation                                            Number               Located in
S-K Exhibit                                           Attached            ThisForm 10-K
  Number                     Document                   Hereto               Report
-----------        -----------------------------    -------------       --------------------

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

                     1993 401(k) Plan & Trust          *                    Not applicable
                     (1994 Amendment)

                     1984 Stock Option Plan            *                    Not applicable
                     (1995 Amendment)

                     1994 Management
                     Stock Incentive                   *                    Not applicable
                     Plan (1995 Amendment)

                     Employment Agreement of
                     G. Butvilas                       *                    Not applicable

   11                Statement re:  computation       11                    Filed Herewith
                     of per share earnings

   12                Statement re:  computation       Not required          Not applicable
                     of ratios

   13                Annual Report to Security        13                    Filed Herewith
                     Holders

   16                Letter re: change in             None                  Not applicable
                     Certifying Accountant

   18                Letter re:  change in            None                  Not applicable
                     accounting principles

   21                Subsidiaries of Registrant       21                    Filed Herewith

   22                Published report regarding       None                  Not applicable
                     matters submitted to vote
                     of security holders


   23                Consent of Experts and           23                    Filed Herewith
                     Counsel

   24                Power of Attorney                Not required          Not applicable

   27                Financial Data Schedule          27                   Filed Herewith

   28                Information from reports         None              Not applicable
                      furnished to state
                      insurance regulatory
                      authorities

   99                Additional exhibits              None              Not applicable


-------------------
         *Filed as exhibits to the Registrant's registration statement on Form S-2 (File No. 33-69300) filed with the Commission on September 23, 1993 or as part of reports filed for the purpose of updating such description. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Reports on Form 8-K


None.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   D&N FINANCIAL CORPORATION

Date                                              By: /s/ GEORGE J. BUTVILAS
    --------------------------------                  -------------------------
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


By: /s/ GEORGE J. BUTVILAS                        By: /s/ KENNETH D. SEATON
    --------------------------------                  -------------------------
        GEORGE J. BUTVILAS                            KENNETH  D. SEATON
        Director, President and                       Director, Chairman of
        Chief Executive Officer                       the Board
        (Principal Executive Officer)

Date                                              Date
    --------------------------------                  -------------------------


By: /s/ JOSEPH C. BROMLEY                         By: /s/ B. THOMAS M. SMITH,JR
    --------------------------------                  -------------------------
        JOSEPH C. BROMLEY                                B. THOMAS M. SMITH, JR
         Director                                        Director

Date                                              Date
    --------------------------------                  -------------------------



By: /s/ STANLEY A. JACOBSON                       By: /s/ PETER VAN PELT
    --------------------------------                  -------------------------
       STANLEY A. JACOBSON                                PETER VAN PELT
       Director                                           Director

Date                                              Date
    --------------------------------                  -------------------------

By: /s/ RANDOLPH P. PIPER                         By: /s/ STEVEN E. ZACK
    -----------------------------                     -------------------------
        RANDOLPH P. PIPER                                 STEVEN E. ZACK
        Director                                          Director

Date                                              Date
    -----------------------------                     -------------------------


By: /s/ SHARON A. REESE DALENBERG
    -----------------------------
        SHARON A. REESE DALENBERG
        Director

Date
    -----------------------------


By: /s/ KENNETH R. JANSON
    -----------------------------
        KENNETH R. JANSON
        Executive Vice President/
        Chief Financial Officer

Date
    -----------------------------

                                 EXHIBIT INDEX

                                                     Reference to         Sequential
                                                     Prior Filing        Page Number
                                                     or Exhibit         Where Attached/
Regulation                                            Number               Located in
S-K Exhibit                                           Attached            ThisForm 10-K
  Number                     Document                   Hereto               Report
-----------        -----------------------------    -------------       --------------------

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

                     1993 401(k) Plan & Trust          *                    Not applicable
                     (1994 Amendment)

                     1984 Stock Option Plan            *                    Not applicable
                     (1995 Amendment)

                     1994 Management
                     Stock Incentive                   *                    Not applicable
                     Plan (1995 Amendment)

                     Employment Agreement of
                     G. Butvilas                       *                    Not applicable

   11                Statement re:  computation       11                    Filed Herewith
                     of per share earnings

   12                Statement re:  computation       Not required          Not applicable
                     of ratios

   13                Annual Report to Security        13                    Filed Herewith
                     Holders

   16                Letter re: change in             None                  Not applicable
                     Certifying Accountant

   18                Letter re:  change in            None                  Not applicable
                     accounting principles

   21                Subsidiaries of Registrant       21                    Filed Herewith

   22                Published report regarding       None                  Not applicable
                     matters submitted to vote
                     of security holders


   23                Consent of Experts and           23                    Filed Herewith
                     Counsel

   24                Power of Attorney                Not required          Not applicable

   27                Financial Data Schedule          27                   Filed Herewith

   28                Information from reports         None              Not applicable
                      furnished to state
                      insurance regulatory
                      authorities

   99                Additional exhibits              None              Not applicable


-------------------
         *Filed as exhibits to the Registrant's registration statement on Form S-2 (File No. 33-69300) filed with the Commission on September 23, 1993 or as part of reports filed for the purpose of updating such description. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.