Form 10-Q
period 1997-03-31
D&N FINANCIAL CORP
filed 1997-05-13
CIK 830143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q
(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 1997
                                            -------------------
                                       OR

             [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    -------------

  Commission file number               0-17137
                                     ----------

                         D & N Financial Corporation
             -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                             38-2790646
             ------------------------              ---------------------
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)         Identification No.)

                 400 Quincy Street, Hancock, Michigan  49930
             ------------------------------------------------------------
                    (Address of principal executive offices)

                              (906)  482-2700
             ------------------------------------------------------------
              (Registrant's telephone number, including area code)

             ------------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 par value                      8,251,989
  -----------------------------             -------------------------------
           (Class)                          (Shares Outstanding as of April
                                                  30, 1997)

================================================================================

                           D&N FINANCIAL CORPORATION


                                     INDEX



                                                                      Page No.
                                                                      --------

PART I          Consolidated statements of condition -
                     March 31, 1997 and December 31, 1996                  3

                Consolidated statements of income -
                     three months ended March 31, 1997 and 1996            4

                Consolidated statements of cash flows -
                     three months ended March 31, 1997 and 1996            5

                Notes to consolidated financial statements                 6

                Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         9


PART II         Other Information                                         16

                           D&N FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                      March 31       December 31
                                                                                        1997            1996
                                                                                    ----------------------------
                                                                                            (In thousands)
                                                                                    ----------------------------
                                                                                      (Unaudited)
ASSETS
 Cash and due from banks                                                            $     1,800     $     2,847
 Federal funds sold                                                                       1,300           8,600
 Interest-bearing deposits in other banks                                                   747           1,342
     Total cash and cash equivalents                                                ---------------------------
                                                                                          3,847          12,789

 Investment securities
     (market value of $98,517,000 in 1997 and $60,783,000 in 1996)                       98,639          60,739
 Investment securities available for sale (at market value)                              40,868          59,038
 Mortgage-backed securities
     (Market value $235,830,000 in 1997 and $213,304,000 in 1996)                       240,264         214,690
 Mortgage-backed securities available for sale (at market value)                         33,196          36,566
 Loans receivable (including loans held for sale
     of $219,000 in 1997 and $5,218,000 in 1996)                                      1,092,824       1,066,918
 Allowance for loan losses                                                              (10,987)        (11,042)
 Net loans receivable                                                               ---------------------------
                                                                                      1,081,837       1,055,876
 Other real estate owned, net                                                             1,226           1,470
 Federal income taxes                                                                     3,025           6,002
 Office properties and equipment, net                                                    16,006          15,764
 Other assets                                                                             9,560          10,120
                                                                                   ----------------------------
                                                                                   $  1,528,468     $ 1,473,054
                                                                                   ============================

LIABILITIES
 Checking and Now accounts                                                         $     103,248    $   107,550
 Money market accounts                                                                    90,154         89,321
 Savings deposits                                                                        151,673        149,226
 Time deposits                                                                           661,435        617,102
 Accrued interest                                                                            998            934
                                                                                   ----------------------------
   Total deposits                                                                      1,007,508        964,133
 Securities sold under agreements to repurchase                                           71,886         58,040
 FHLB advances and other borrowed money                                                  345,599        345,997
 Advance payments by borrowers and investors held in escrow                                9,527         11,808
 Other liabilities                                                                         5,176          6,955
                                                                                   ----------------------------
                     Total liabilities                                                 1,439,696      1,386,933

STOCKHOLDERS' EQUITY
 Preferred stock (1,000,000 shares authorized; none issued)
 Common stock, $.01 par value per share (shares authorized - 25,000,000;
   shares outstanding - 8,370,494 in 1997 and 1996)                                           84             84
 Additional paid-in capital                                                               55,413         55,452
                                                                                   ----------------------------
                     Total paid-in capital                                                55,497         55,536

 Retained earnings - substantially restricted                                             32,862         29,568
 Less: Cost of treasury stock (54,673 shares in 1997and 22,339 in 1996)                     (815)          (226)
 Unrealized holding gains on debt securities
   available for sale, net of tax                                                          1,228          1,243
                                                                                   ----------------------------
                     Total stockholders' equity                                           88,772         86,121
                                                                                   ----------------------------
                                                                                   $   1,528,468    $ 1,473,054
                                                                                   ============================

See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                1997            1996
                                                                           --------------------------------
                                                                           (In thousands, except per share)
                                                                           --------------------------------
INTEREST INCOME
   Loans                                                                    $   21,937            $ 19,980
   Mortgage-backed securities                                                    4,436               2,276
   Investments and deposits                                                      1,962               1,744
                                                                            ------------------------------
       TOTAL INTEREST INCOME                                                    28,335              24,000

INTEREST EXPENSE
   Deposits                                                                     11,288              11,050
   Securities sold under agreements to repurchase                                  759                  95
   FHLB advances and other borrowed money                                        4,953               3,173
                                                                            ------------------------------
       TOTAL INTEREST EXPENSE                                                   17,000              14,318
       NET INTEREST INCOME                                                  ------------------------------
                                                                                11,335               9,682
Provision for loan losses                                                          300                 300
                                                                            ------------------------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                                11,035               9,382

NONINTEREST INCOME
  Loan administrative fees                                                         521                 323
  Deposit related fees                                                             921                 820
  Gain on sale of loans held for sale                                               31                 492
  Other                                                                            135                  96
                                                                            ------------------------------
          TOTAL NONINTEREST INCOME                                               1,608               1,731

NONINTEREST EXPENSE
  Compensation and benefits                                                      4,067               4,081
  Occupancy                                                                        780                 712
  Other expense                                                                  2,567               2,955
         GENERAL AND ADMINISTRATIVE EXPENSE                                 ------------------------------
                                                                                 7,414               7,748
  Other real estate owned, net                                                     (22)                 40

  FDIC insurance                                                                   176                 636
                                                                            ------------------------------
         TOTAL NONINTEREST EXPENSE                                               7,568               8,424
         INCOME BEFORE INCOME TAX EXPENSE                                   ------------------------------
                                                                                 5,075               2,689
  Federal income tax expense (credit)                                            1,781                (799)
                                                                            ------------------------------
         NET INCOME                                                         $    3,294            $  3,488
                                                                            ==============================
Earnings per common and common equivalent share:

                      PRIMARY                                               $     0.38            $   0.43
                                                                            ==============================
                      FULLY DILUTED                                         $     0.38            $   0.43
                                                                            ==============================



See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 1997           1996
                                                                           ----------------------------
                                                                                   (In thousands)
                                                                           ----------------------------

OPERATING ACTIVITIES
Net income                                                                 $    3,294          $  3,497
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                     300               300

    Depreciation and amortization of
      office properties and equipment                                             501               522
    Amortization of net premium (discounts) on
      purchased loans and securities                                              108              (685)

    Originations and purchases of loans held for sale                          (5,297)          (12,121)
    Proceeds from sales of loans held for sale                                 11,377            26,930
    Amortization and writedowns of loan servicing rights                           73               201
      Other                                                                     1,859            (1,255)
                                                                           ----------------------------
            Net cash provided by operating activities                          12,215            17,389

INVESTING ACTIVITIES
    Proceeds from maturities and payments of
      investment securities                                                    22,988            33,000
    Purchases of investment securities                                        (42,713)           (8,848)
    Principal collected on mortgage-backed securities                          14,213            10,103
    Purchases of mortgage-backed securities                                   (36,584)               --
      Loan purchases                                                          (27,215)          (72,483)
    Net change in loans receivable                                             (5,165)          (15,172)
    Decrease in other real estate owned                                           244               246
    Purchases of office properties and equipment                                 (733)             (827)
                                                                           ----------------------------
                          Net cash provided by investing activities           (74,965)          (53,981)

FINANCING ACTIVITIES
    Net change in time deposits                                                44,333             2,665
    Net change in other deposits                                               (1,022)           10,749
    Proceeds from notes payable, securities sold under
      agreements to repurchase and other borrowed money                       120,846            58,600
    Payments on maturity of notes payable, securities sold under
      agreements to repurchase and other borrowed money                      (107,440)          (28,680)
    Net activity in advance payments by borrowers
      and investors held in escrow                                             (2,281)           (1,384)
    Proceeds from issuance of stock                                                52               413
    Purchase of Treasury stock/warrants                                          (680)               --
                                                                           ----------------------------
        Net cash used by financing activities                                  53,808            42,363
                                                                           ----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (8,942)            5,771
Cash and cash equivalents at beginning of period                               12,789            22,440
                                                                           -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    3,847          $ 28,211
                                                                           ============================
Noncash Transactions:
Issuance of Treasury Stock on exercises of Stock Options                   $       91          $     --
                                                                           ============================

See notes to consolidated financial statements.

                          D&N FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2: EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 8,622,184 and 8,019,707 for the three months ended March 31, 1997 and March 31, 1996, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 8,657,958 and 8,031,108 for the three months ended March 31, 1997 and March 31, 1996, respectively.


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

Changes in the allowance for loan losses are summarized as follows:

                                                  Three Months Ended
                                                      March 31,
                                              1997                1996
                                          --------------------------------
                                                     (In thousands)
Balance at beginning of period            $ 11,042             $   9,931
Charge-offs:
  Single family                                 53                    49
  Income producing property                     --                    --
  Commercial                                    --                    --
  Installment                                  381                   257
                                          ------------------------------
    Total                                      434                   306
Recoveries:
  Single family                                 --                    --
  Income producing property                     --                    --
  Commercial                                    --                    --
  Installment                                   79                    66
                                          ------------------------------
    Total                                       79                    66
                                          ------------------------------
    Net charge-offs                            355                   240

Provision charged to operations                300                   300
                                          ------------------------------
Balance at end of period                  $ 10,987             $   9,991
                                          ==============================


NOTE 4: FEDERAL INCOME TAXES

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A federal income tax credit was recorded in the 1996 reporting period as the Company offset taxes ordinarily payable by a realization, through a reduction in the valuation allowance previously provided, of prior years' net operating loss carryforwards.


NOTE 5: ACQUISITION

On April 10, 1996, Macomb Federal Savings Bank ("Macomb"), a $43 million asset savings bank, was merged into the Company. The Company issued 716,497 shares of common stock and cash in lieu of fractional shares for all of the outstanding shares of Macomb. The merger was accounted for as a pooling-of-interests. No changes in accounting methods resulted from the business combination.

A reconciliation of consolidated net interest income, net income and earnings per share, previously reported and restated amounts, follow:

                                     Three Months
                                         Ended
                                     March 31, 1996
                             --------------------------------
                             (In thousands, except per share)


Net interest income
 Previously reported                      $ 9,465
 As restated                              $ 9,682
Net income
 Previously reported                      $ 3,497
 As restated                              $ 3,488
Primary earnings per share
 Previously reported                      $  0.48
 As restated                              $  0.43
Fully diluted earnings per share
 Previously reported                      $  0.48
 As restated                              $  0.43




NOTE 6: RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the current period presentation.

                           D&N FINANCIAL CORPORATION



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION   AND RESULTS OF
OPERATIONS


        The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three-month periods ended March 31, 1997 and 1996. Ratios for the three-month periods are stated on an annualized basis. Results of operations for the 1997 period are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

  NET INCOME

        The Company recorded net income for the first quarter ended March 31, 1997 of $3.3 million, compared to net income of $3.5 million in the first quarter of 1996. Return on assets and return on equity were 0.89% and 15.07%, respectively, during the quarter ended March 31, 1997, compared to 1.12% and 18.98%, respectively, during the quarter ended March 31, 1996. The decrease in net income was due primarily to a tax credit of $799,000 in 1996, versus a tax expense of $1,781,000 in the current quarter. This shift of $2.6 million in taxes, was partially offset by an increase of $1.6 million in net interest income, and a decrease of approximately $800,000 in noninterest expense.


   NET INTEREST INCOME

        Net interest income, or the difference between interest earned on interest earning assets such as loans and investment securities and interest paid on sources of funds such as deposits and borrowings, is a significant component of the Bank's earnings. Net interest income is affected by changes in both the balance of and the rates on interest earning assets and interest bearing liabilities and the amount of interest earning assets funded with non-interest or low-interest bearing funds.

        Net interest income increased $1.6 million to $11.3 million for the quarter ended March 31, 1997 compared to $9.7 million for the quarter ended March 31, 1996. The increase in net interest income was due to an increased loan and mortgage-backed security portfolio, partially offset by increased borrowing volume.

         By increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earning assets and to realize increased net yields. The result of these factors is that net interest income has steadily improved during recent quarters.


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

         The Company recorded a $300,000 provision for loan losses during the quarter ended March 31, 1997 and during the quarter ended March 31, 1996. The allowance for loan losses has been maintained at approximately 1.00% of gross loans even as the loan portfolio has experienced significant growth over the past several fiscal quarters.


   NONINTEREST INCOME

         Total noninterest income decreased to $1.6 million during the quarter ended March 31, 1997, from $1.7 million recorded during the quarter ended March 31, 1996. The majority of this decrease was due to a $461,000 reduction in gain on sale of loans available for sale. Net loan servicing and administrative fees increased $198,000 as the Company recorded recoveries on its portfolio of mortgage servicing rights due to increased market values caused primarily by lower loan prepayment experience. Deposit related fees were up approximately $101,000 in the current year quarter primarily due to an increase in NSF fee income.

NONINTEREST EXPENSE

     Total noninterest expense decreased $800,000 to $7.6 million during the quarter ended March 31, 1997, from $8.4 million recorded in the first quarter of 1996. The major expense decrease was $460,000 in FDIC premium paid, reflecting the reduction due to a replenished SAIF and an upgrade in D&N's risk classification. Decreases in other expense represents D&N's continuing commitment to cost control. The primary areas of decrease were office, furniture and equipment, marketing and legal expenses.


FEDERAL INCOME TAXES

     The first quarter of 1997 is presented on a fully-taxed basis versus a federal income tax credit of $799,000 being recorded in the first quarter of 1996, resulting from a reduction of the valuation allowance provided, for prior years' net operating loss carryforwards.


FINANCIAL CONDITION

     Total assets at March 31, 1997 were $1.53 billion, an increase of $55.4 million from December 31, 1996. Earning assets represented approximately 98% of total assets as of March 31, 1997, substantially the same as at year-end 1996.


CASH, DEPOSITS AND INVESTMENT SECURITIES

     Cash, deposits and investment securities were $143.3 million at March 31, 1997, up $10.7 million from December 31, 1996. This increase was the result of addition to D&N's liquidity portfolio of approximately $20.0 million in commercial paper, offset by a reduction in cash and cash equivalents of $9.0 million.


MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities increased $22.2 million to $273.5 million at March 31, 1997. During the period, the Company purchased $36.4 million of government agency collateralized mortgage obligations with a weighted average yield of 7.08% and a weighted average life of 3.5 years. The entire mortgage-backed securities portfolio experienced repayments and amortization during the period of $14.2 million plus a decrease of $22,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.

NET LOANS RECEIVABLE

     Net loans receivable increased $26.0 million during the period to $1.09 billion at March 31, 1997. Loan originations of $100.6 million and purchases of $27.1 million exceeded repayments of $90.2 million and sales of $11.4 million. Loan originations and purchases during the three months ended March 31, 1997 were $58.5 million for consumer loans, while residential mortgage loans and commercial loans were $56.1 million and $13.1 million, respectively.


NONPERFORMING ASSETS AND RISK ELEMENTS

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.


                                                              March 31,      December 31,
                                                               1997             1996
                                                            -------------------------------
                                                                 (Dollars in thousands)
Nonaccruing loans                                            $   4,488       $   6,621
Accruing loans delinquent more
    than 90 days                                                    --              --
Restructured loans                                                  --
                                                             -------------------------
    Total nonperforming loans                                    4,488           6,621
Other real estate owned (OREO)                                   1,226           1,470
                                                             -------------------------
    Total nonperforming assets                               $   5,714       $   8,091
                                                             =========================

Nonperforming loans as a
    percentage of total loans                                      0.41%         0.62%
                                                             =========================

Nonperforming assets as a
    percentage of total assets                                     0.37%         0.55%
                                                             =========================

Allowance for loan losses as a
    percentage of nonperforming loans                            244.81%       166.77%
                                                             =========================

Allowances for loan and OREO
  losses  as a percentage of
  nonperforming assets                                           192.28%       136.47%
                                                             =========================


     Nonperforming assets, before allowances for loan and OREO losses, decreased $2.4 million during the period primarily as a large commercial real estate loan secured by a shopping center, was restored to accrual status after sale of the property.

MORTGAGE SERVICING RIGHTS (MSRS)

     The Company's net investment in MSRs remained level during the period at
$1.4 million.   The following table details activity in the portfolio for the periods indicated.

                                              Three Months          Year
                                                Ended               Ended
                                            March 31, 1997    December 31, 1996
                                           ------------------------------------
                                                  (Dollars in thousands)
Balance at beginning of period                     $1,443        $1,113
Additions:
   Capitalized servicing                               34           630
Reductions:
   Scheduled amortization                             (72)         (267)
   Additional amortization due
     to changes in prepayment
     assumptions                                       (1)          (33)
                                                   ------        ------
       Total                                          (73)         (300)
                                                   ------        ------
Balance at end of period                           $1,404        $1,443
                                                   ======        ======

Fair market value at end of period                 $1,836        $1,770
                                                   ======        ======

DEPOSITS

     Deposits increased $43.4 million during the period to $1.01 billion at March 31, 1997. Certificates of deposit increased $44.3 million and savings deposits increased $2.5 million while checking accounts decreased $4.3 million
and money market accounts  increased approximately $800,000.   The Company's
cost of deposits increased to 4.73% at March 31, 1997, compared to 4.61% at December 31, 1996, reflecting general increases in market rates of interest.

BORROWINGS

     Total borrowings increased $13.4 million during the period to $417.5 million at March 31, 1997 in order to fund loan demand. The Company's cost of borrowings was 5.79% at March 31, 1997, compared to 5.73% at December 31, 1996.

CAPITAL

     According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at March 31, 1997 exceeded these requirements.


                                                                                                    Tier 1
                                         Tangible          Core                Risk-Based         Risk-based
                                         Capital          Capital               Capital            Capital
                                        ---------        ---------            ----------         -------------
                                                                (Dollars in thousands)
Actual capital                           $ 79,332          $ 79,332            $ 89,897            $ 79,332
Required capital                           23,114            46,228              72,655              36,328
                                        ---------         ---------            --------           ---------
Excess capital                           $ 56,218          $ 33,104            $ 17,242            $ 43,004
                                        =========         =========            ========            ========

Actual ratio                                 5.15%             5.15%               9.90%               8.74%
                                        =========         =========            ========            ========

Required ratio                               1.50%             3.00%               8.00%               4.00%
                                        =========         =========            ========            ========




     Consolidated stockholders' equity was $88.8 million at March 31, 1997 and represents 5.81% of consolidated assets.


LIQUIDITY

     Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. For March, 1997, the Bank's average liquidity ratio was 6.54%. At March 31, 1997, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $172 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

REGULATORY DEVELOPMENTS

     The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF, which together with the BIF (Bank Insurance Fund), are the two insurance funds administered by the FDIC. Financial institutions which are member of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the SAIF was enacted on September 30, 1996.

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

     D&N Bank , however, will continue to be subject to an assessment to fund repayment of the Financing Corporation (FICO) bond obligation. The FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual before tax decrease in assessment costs will be approximately $1.9 million, based upon a September 30, 1996 assessment base.


FILINGS OF STATEMENTS WITH THE SECURITIES AND EXCHANGE COMMISSION

     On April 29, 1997, a newly formed subsidiary of D&N Bank, the Company's wholly owned subsidiary, filed a registration statement (S-11) with the Securities and Exchange Commission for a proposed public offering of $27.5 million of noncumulative, preferred stock. A total of up to 1.2 million shares would be offered by D&N Capital Corporation, the Bank's newly formed subsidiary.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards Board ('FASB") issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for the subject matter based on consistent application of a financial component's approach that focuses on control. The standard was adopted effective January 1, 1997 and did not have any material effect on the financial statements.

     In March 1997, the FASB issued SFAS 128, "Earnings Per Share". SFAS 128 supersedes APB 15, "Earnings Per Share", and simplifies the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopted the provisions of this statement, as required in 1997. The adoption is not expected to have a material impact on earnings per share.

                           D&N FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS
                    None

ITEM 2:  CHANGES IN SECURITIES
                    None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                    None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders was held on April 30, 1997.

         (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against and withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


              Elections of the following  Directors
              for a three-year term:


                                                                                               Broker
                                                             For              Withheld        Non-Votes
                                                         -------------        --------        ---------
              Joseph C. Bromley                          7,138,030           380,092             --
              Sharon A. Reese-Dalenberg                  7,140,748           377,374             --
              Peter Van Pelt                             7,138,460           379,662             --



              Ratification of Coopers and Lybrand L.L.P. as auditors for the Fiscal year ended December 31, 1997:

              For                                              7,397,518
              Against                                             21,421
              Abstain                                             99,183
              Broker Non-Votes                                      --

                           D&N FINANCIAL CORPORATION

               Approving and adopting an amendment to the amended and restated 1994 Management Stock Incentive Plan, that includes increasing the number of shares reserved for issuance thereunder by 400,000, were as follows:

               For                                                   6,796,365
               Against                                                 506,059
               Abstain                                                 133,066
               Broker Non-Votes                                         82,632


ITEM 5:  OTHER INFORMATION

FILINGS OF STATEMENTS WITH THE SECURITIES AND EXCHANGE COMMISSION

     On April 29, 1997, a newly formed subsidiary of D&N Bank, the Company's wholly owned subsidiary, filed a registration statement (S-11) with the Securities and Exchange Commission for a proposed public offering of $27.5 million of noncumulative, preferred stock. A total of up to 1.2 million shares would be offered by D&N Capital Corporation, the Bank's newly formed subsidiary.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:
               (11)     Statement re: computation of per share earnings
               (27)     Financial Data Schedule
               (99)     Additional exhibits

                             I.     Interest rate/volume analysis:
                                        quarter ended 3/31/97 vs.
                                             quarter ended 3/31/96

         (b) Reports on Form 8-K:

               No reports on Form 8-K have been filed during the quarter Ended March 31, 1997.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            D&N FINANCIAL CORPORATION





                                            /s/ George J. Butvilas
                                            ----------------------------------
                                            George J. Butvilas, President and
                                            Chief Executive Officer

                                            /s/ Kenneth R. Janson,
                                            ----------------------------------
                                            Executive Vice President/Chief
                                            Financial Officer and Treasurer



Date: 5-13-97
     -----------------

                                 EXHIBIT INDEX





Exhibit Number                  Description
--------------                  -----------

     11                         Computation of Per Share Earnings

     27                         Financial Data Schedule

     99                         Interest Rate/Volume Analysis