Form 10-Q
period 1997-06-30
D&N FINANCIAL CORP
filed 1997-08-12
CIK 830143

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   FORM 10-Q
(Mark One)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended    June 30, 1997
                                                ------------------------
                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from        to
                                       -------   ---------
         Commission file number    0-17137
                               -----------------------------------------

                           D&N Financial Corporation
         ----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                   Delaware                            38-2790646
         ------------------------------          ------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)         Identification No.)

                 400 Quincy Street, Hancock, Michigan  49930
         ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  (906)  482-2700
         ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

         ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [  ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value                     8,191,748
   -----------------------------      ----------------------------------------
              (Class)                 (Shares Outstanding as of July 31, 1997)
================================================================================

                           D&N FINANCIAL CORPORATION

                                     INDEX



                                                                Page No.
                                                                --------
PART I   Consolidated statements of condition -
                 June 30, 1997 and December 31, 1996              3

         Consolidated statements of income -
                 three months ended June 30, 1997 and 1996
                 six months ended June 30, 1997 and 1996          4

         Consolidated statements of cash flows
                 six months ended June 30, 1997 and 1996          5

         Notes to consolidated financial statements               6

         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations    9


  PART II Other Information                                      17

                           D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                                                        June 30        December 31
                                                                                          1997            1996
                                                                                    -----------------------------
                                                                                            (In thousands)
                                                                                    -----------------------------
ASSETS
   Cash and due from banks                                                          $    7,363        $    2,847
   Federal funds sold                                                                      800             8,600
   Interest-bearing deposits in other banks                                              3,883             1,342
                                                                                    -----------------------------
       Total cash and cash equivalents                                                  12,046            12,789

  Investment securities
      (market value of $102,997,000 in 1997 and $60,783,000 in 1996)                   102,935            60,739
  Investment securities available for sale (at market value)                            46,079            59,038
  Mortgage-backed securities
      (market value $226,482,000 in 1997 and $213,304,000 in 1996)                     227,765           214,690
  Mortgage-backed securities available for sale (at market value)                       16,784            36,566
  Loans receivable (including loans held for sale of $2,595,000 in 1997 and
      $5,218,000 in 1996)                                                            1,184,271         1,066,918
      Allowance for loan losses                                                        (10,978)          (11,042)
                                                                                    -----------------------------
      Net loans receivable                                                           1,173,293         1,055,876
  Other real estate owned, net                                                           1,536             1,470
  Federal income taxes                                                                   1,484             6,002
  Office properties and equipment, net                                                  16,094            15,764
  Other assets                                                                          10,821            10,120
                                                                                    ----------------------------
                                                                                    $1,608,837        $1,473,054
                                                                                    ============================

LIABILITIES
  Checking and Now accounts                                                         $  109,648        $  107,550
  Money market accounts                                                                 92,287            89,321
  Savings deposits                                                                     151,989           149,226
  Time deposits                                                                        665,414           617,102
  Accrued interest                                                                         974               934
                                                                                    ----------------------------
     Total deposits                                                                 $1,020,312           964,133
  Securities sold under agreements to repurchase                                        88,840            58,040
  FHLB advances and other borrowed money                                               390,177           345,997
  Advance payments by borrowers and investors held in escrow                            13,859            11,808
  Other liabilities                                                                      5,922             6,955
                                                                                    ----------------------------
                     Total liabilities                                               1,519,110         1,386,933

STOCKHOLDERS' EQUITY
  Preferred stock (1,000,000 shares authorized; none issued)
  Common stock, $.01 par value per share (shares authorized - 25,000,000;
     shares outstanding - 8,370,494 in 1997 and 1996)                                       84                84
  Additional paid-in capital                                                            55,383            55,452
                                                                                    ----------------------------
                       Total paid-in capital                                            55,467            55,536

  Retained earnings - substantially restricted                                          36,441            29,568
  Less: Cost of treasury stock (179,079 shares in 1997 and 22,339 in 1996)              (3,063)             (226)
  Unrealized holding gains on debt securities
     available for sale, net of tax                                                        882             1,243
                                                                                    ----------------------------
                       Total stockholders' equity                                       89,727            86,121
                                                                                    ----------------------------
                                                                                    $1,608,837        $1,473,054
                                                                                    ============================

See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                  1997          1996            1997        1996
                                                                 ----------------------------------------------------
                                                                            (In thousands, except per share)
                                                                 ----------------------------------------------------

INTEREST INCOME
   Loans                                                          $   23,598      $ 21,435      $ 45,535     $ 41,415
   Mortgage-backed securities                                          4,625         2,477         9,061        4,753
   Investments and deposits                                            2,070         1,514         4,032        3,258
                                                                  ---------------------------------------------------
      TOTAL INTEREST INCOME                                           30,293        24,426        58,628       49,426

INTEREST EXPENSE
   Deposits                                                           11,987        10,856        23,275       21,906
   Securities sold under agreements to repurchase                      1,147           597         1,906          692
   FHLB advances and other borrowed money                              5,350         3,433        10,303        6,606
                                                                  ---------------------------------------------------
      TOTAL INTEREST EXPENSE                                          18,484        14,886        35,484       29,204
                                                                  ---------------------------------------------------
      NET INTEREST INCOME                                             11,809        10,540        23,144       20,222
Provision for loan losses                                                300           300           600          600
                                                                  ---------------------------------------------------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                                       11,509        10,240        22,544       19,622
NONINTEREST INCOME
  Loan administrative fees                                               516           703         1,037        1,026
  Deposit related fees                                                   918           879         1,839        1,699
  Gain on sale of loans held for sale                                    189           146           220          638
  Other income                                                           183           136           318          232
                                                                  ---------------------------------------------------
      TOTAL OPERATING NONINTEREST INCOME                               1,806         1,864         3,414        3,595
  Gain on investment securities                                           --            188           --          188
  Gain on loans and mortgage-backed securities                           539             --          539           --
                                                                  ---------------------------------------------------
      TOTAL NONINTEREST INCOME                                         2,345         2,052         3,953        3,783

NONINTEREST EXPENSE
  Compensation and benefits                                            4,301        4,903          8,368        8,984
  Occupancy                                                              745          685          1,525        1,397
  Other expense                                                        3,133        3,184          5,700        6,139
                                                                  ---------------------------------------------------
     GENERAL AND ADMINISTRATIVE EXPENSE                                8,179        8,772         15,593       16,520
  Other real estate owned, net                                            11           22            (11)          62
  FDIC insurance                                                         159          674            335        1,310
                                                                  ---------------------------------------------------
     TOTAL NONINTEREST EXPENSE                                         8,349        9,468         15,917       17,892
                                                                  ---------------------------------------------------
     INCOME BEFORE INCOME TAX EXPENSE                                  5,505        2,824         10,580        5,513
  Federal income tax expense (credit)                                  1,926         (537)         3,707       (1,336)
                                                                  ---------------------------------------------------
     NET INCOME                                                   $    3,579     $  3,361       $  6,873      $ 6,849
                                                                  ===================================================
Earnings per common and common equivalent share:

                        PRIMARY                                   $     0.42     $  0.42        $   0.80      $  0.85
                                                                  ===================================================

                        FULLY DILUTED                             $     0.42     $  0.41        $   0.80      $  0.84
                                                                  ===================================================

See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   1997           1996
                                                                               ---------------------------
                                                                                     (In thousands)
                                                                               ---------------------------
OPERATING ACTIVITIES
Net income                                                                       $   6,873         $ 6,849
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                          600             600
    Depreciation and amortization of
      office properties and equipment                                                  979             985
    Amortization of net discounts on purchased
      loans and securities                                                            (186)           (670)
    Originations and purchases of loans held for sale                              (16,671)        (12,282)
    Proceeds from sales of loans held for sale                                      19,583          43,264
    Realized and unrealized investment security (gains) losses                        --              (188)
    Realized and unrealized (gain) loss on loans, mortgage-backed
        certificates and mortgage derivative products                                 (539)             --
    Amortization and writedowns of loan servicing rights                               158              78
    Other                                                                            2,668          (2,967)
                                                                              ----------------------------
            Net cash provided by operating activities                               13,465          35,669

INVESTING ACTIVITIES
    Proceeds from sales of investment securities                                      --               298
    Proceeds from maturities and payments of
       investment securities                                                        67,956          74,995
    Purchases of investment securities                                             (97,115)        (62,858)
    Proceeds from sales of mortgage-backed securities                               24,094            --
    Principal collected on mortgage-backed securities                               29,224          22,949
    Purchases of mortgage-backed securities                                        (47,184)        (34,634)
    Loan purchases                                                                 (65,728)       (131,769)
    Net change in loans receivable                                                 (54,278)        (41,734)
    (Increase) decrease in other real estate owned                                     (66)            573
    Purchases of office properties and equipment                                    (1,296)         (1,797)
                                                                              ----------------------------
            Net cash used by investing activities                                 (144,393)       (173,977)

FINANCING ACTIVITIES
    Net change in time deposits                                                     48,312          (6,289)
    Net change in other deposits                                                     7,827          18,181
    Proceeds from notes payable, securities sold under
      agreements to repurchase and other borrowed money                            282,799         181,852
    Payments on maturity of notes payable, securities sold under
      agreements to repurchase and other borrowed money                           (207,898)        (66,155)
    Net activity in advance payments by borrowers
      and investors held in escrow                                                   2,051           1,052
    Proceeds from issuance of stock                                                     89             659
    Purchase of Treasury stock/warrants                                             (2,995)             --
    Reduction of leverage ESOP stock                                                    --              18
                                                                              ----------------------------
          Net cash provided by financing activities                                130,185         129,318
                                                                              ----------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (743)         (8,990)
Cash and cash equivalents at beginning of period                                    12,789          22,440
                                                                              ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    12,046        $ 13,450
                                                                              ============================

See notes to consolidated financial statements

                          D&N FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2: EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 8,535,697 and 8,070,809 for the three months ended June 30, 1997 and June 30, 1996, respectively, and 8,574,588 and 8,042,065 for the six months ended June 30, 1997 and June 30, 1996, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 8,596,343 and 8,149,139 for the three months ended June 30, 1997 and June 30, 1996, respectively, and 8,639,457 and 8,122,669 for the six months ended June 30, 1997 and June 30, 1996, respectively.


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

Changes in the allowance for loan losses are summarized as follows:

                                                  Three Months Ended                               Six Months Ended
                                                         June 30,                                       June 30,
                                                     1997            1996                           1997            1996
                                               -----------------------------                   ---------------------------
                                                                              (In thousands)
Balance at beginning of period                   $ 10,987        $ 10,141                        $ 11,042         $ 10,081
Charge-offs:
   Single family                                       12              40                              65               89
   Income producing property                           --              --                              --               --
   Commercial                                          --              --                              --               --
   Installment                                        385             332                             766              589
                                               --------------------------                        -------------------------
         Total                                        397             372                             831              678
Recoveries:
   Single family                                       --               3                              --                3
   Income producing property                           --              --                              --               --
   Commercial                                          --              --                              --               --
Installment                                            88              78                             167              144
                                               --------------------------                        -------------------------
         Total                                         88              81                             167              147
                                               --------------------------                        -------------------------
Net charge-offs                                       309             291                             664              531
Provision charged to operations                       300             300                             600              600
                                               --------------------------                        -------------------------
         Balance at end of period                $ 10,978        $ 10,150                        $ 10,978         $ 10,150
                                               ==========================                        =========================

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

A reconciliation of consolidated net interest income, net income and earnings per share, previously reported and restated amounts, follows:

                                                          Three Months
                                                            Ended
                                                          March 31, 1996
                                                          --------------
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

                           D&N FINANCIAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three-month and six-month periods ended June 30, 1997 and 1996. Ratios for the three-month periods are stated on an annualized basis. Results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

  NET INCOME

The Company recorded net income for the quarter ended June 30, 1997 of $3.6 million, compared to net income of $3.4 million in the second quarter of 1996. Return on assets and return on equity were 0.91% and 16.08%, respectively, during the quarter ended June 30, 1997, compared to 1.02% and 17.52%, respectively, during the quarter ended June 30, 1996. The increase in net income was primarily due to increases in net interest income of $1.3 million, increased gains on sales of assets of $351,000 and lower operating expenses. These increases in income were partially offset by an increase in tax expense of $2.5 million, resulting from a tax credit of $537,000 used in the 1996 quarter, versus a tax expense of $1.9 million in the 1997 quarter.

For the six months ended June 30, 1997, the Company recorded net income of $6.9 million, compared to net income of $6.8 million for the six months ended June 30, 1996. Return on assets and return on equity were 0.90% and 15.58%, respectively, during the six months ended June 30, 1997, compared to 1.07% and 18.23%, respectively, during the six months ended June 30, 1996. The increase in net income was primarily due to increases in net interest income of $2.9 million, increased gains on sales of assets of $351,000 and lower operating expenses. These increases in income were largely offset by an increase in tax expense of $5.0 million, resulting from a tax credit of $1.3 million used in the first half of 1996, versus a tax expense of $3.7 million in the first half of 1997.

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

Net interest income increased $1.3 million to $11.8 million for the quarter ended June 30, 1997 compared to $10.5 million for the quarter ended June 30, 1996. The increase was due to increased volume and improved yields on D&N's loan portfolio and increased volumes in both the mortgage backed securities and investments portfolios. These improvements were partially offset by increases in interest paid on deposits and borrowings due to higher volumes and general increases in market interest rates.

Similarly, net interest income increased $2.9 million to $23.1 million for the six months ended June 30, 1997 from $20.2 for the six months ended June 30, 1996. The same factors that explained the second quarter comparison were present during the year-to-date comparative periods.

By increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earnings and to realize increased net yields. The result of these factors is that net interest income has steadily improved in recent quarters.


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

The Company recorded a $300,000 provision for loan losses during the quarters ended June 30, 1997 and June 30, 1996. For each of the first six months in both 1997 and 1996, the Company's provision for loan losses was $600,000. The allowance for loan losses has been maintained at approximately 1.00% of gross loans even as the loan portfolio has experienced significant growth over the past several fiscal quarters.

   NONINTEREST INCOME

Total noninterest income increased to $2.3 million during the second quarter of 1997, from $2.1 million during the second quarter of 1996. The majority of this increase was due to an increase in gain on sale of assets of $351,000 and increases in deposit related fees, gain on sale of loans available for sale and increased revenue from the sale of insurance products and annuity contracts through the Bank's subsidiary, Quincy Insurance Agency, Incorporated. Offsetting these increases was a $187,000 decrease in loan administrative fees.

During the current year quarter, the Company sold mortgage backed securities totaling $23.7 million from its available-for-sale portfolio at a gain of $539,000. During the prior year quarter, the Company sold investment securities from its available-for-sale portfolio at a gain of $188,000. The proceeds from the current year sale were used to fund loan demand and to reduce short-term debt.

For the six months ended June 30, 1997, total noninterest income increased to $4.0 million from $3.8 million recorded during the six months ended June 30,
1996.   Increases of $577,000 were in the areas of (i) deposit related fees,
(ii) insurance products, (iii) annuity contracts, and (iv) gain on sale of assets during the period. Offsetting these increases was a decrease in the gain on sale of loans available for sale of $418,000.

   NONINTEREST EXPENSE

Total noninterest expense decreased $1.2 million to $8.3 million during the quarter ended June 30, 1997, from $9.5 million during the prior year quarter. Compensation and benefits decreased $602,000 during the quarter, due to merger-related expenses in connection with the acquisition of Macomb (see Note 5 of Notes to Financial Statements) in the second quarter of 1996. Federal deposit insurance premiums paid also decreased $515,000 reflecting the reduction due to a replenished SAIF and an upgrade in D&N's risk classification versus the prior year.

For the six months ended June 30, 1997, total noninterest expense decreased $2.0 million to $15.9 million, compared to $17.9 million recorded during the six months ended June 30, 1996. The factors contributing to the year-to-date period were the same as those for the quarterly variance.


   FEDERAL INCOME TAXES

The second quarter and first half of 1997 reflect customary provisions for income taxes versus federal income tax credits of $537,000 and $1.3 million being recorded during the three months and six months ended June 30, 1996, respectively.

FINANCIAL CONDITION


Total assets at June 30, 1997 were $1.61 billion, an increase of $135.8 million from December 31, 1996. Earning assets represented approximately 98% of total assets as of June 30, 1997, substantially the same as at year-end 1996.



   CASH, DEPOSITS AND INVESTMENT SECURITIES

Cash, deposits and investment securities were $161.1 million at June 30, 1997, up $28.5 million from December 31, 1996. The majority of this increase was the result of additions to D&N's liquidity portfolio of approximately $34.4 million in commercial paper, offset by net maturities of $5.7 million of U.S. treasury securities, and a decrease in cash and cash equivalents of approximately $700,000.



   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities decreased $6.7 million to $244.6 million at June 30, 1997 compared to December 31, 1996. During the period, the Company purchased $47.2 million of government agency collateralized mortgage obligations, with a weighted average yield of 7.09% and a weighted average life of 3.5 years. The Company also sold $23.7 million of government agency mortgage-backed securities with a weighted average yield of 6.99%, realizing a gain on sale of approximately $539,000. The entire mortgage-backed securities portfolio experienced repayments and amortization during the period of $29.2 million, plus a net decrease of $203,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.


   NET LOANS RECEIVABLE

Net loans receivable increased $117.4 million during the period to $1.17 billion at June 30, 1997. Loan originations of $259.0 million and purchases of $65.6 million exceeded repayments of $187.4 million and sales of $19.6 million. Loan originations and purchases during the six months ended June 30, 1997 were $149.2 million for consumer loans, while residential mortgage loans and commercial loans were $147.0 million and $28.4 million, respectively.

    NONPERFORMING ASSETS AND RISK ELEMENTS

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                               June 30,       December 31,
                                                                 1997             1996
                                                            -----------------------------
                                                               (Dollars in thousands)
Nonaccruing loans                                           $   4,006           $   6,621
Accruing loans delinquent more
   than 90 days                                                    --                  --
Restructured loans                                                 --                  --
                                                            -----------------------------
   Total nonperforming loans                                    4,006               6,621
Other real estate owned (OREO)                                  1,536               1,470
                                                            -----------------------------
   Total nonperforming assets                               $   5,542           $   8,091
                                                            =============================
Nonperforming loans as a
    percentage of total loans                                    0.34%               0.62%
                                                            =============================
Nonperforming assets as a
    percentage of total assets                                   0.34%               0.55%
                                                            =============================
Allowance for loan losses as a
    percentage of nonperforming loans                          274.04%             166.77%
                                                            =============================
Allowances for loan and OREO
  losses as a percentage of
  nonperforming assets                                         198.09%             136.47%
                                                            =============================




Nonperforming assets, before allowances for loan and OREO losses, decreased $2.6 million during the period primarily because a large commercial real estate loan secured by a shopping center, was restored to accrual status after sale of the property.

   MORTGAGE SERVICING RIGHTS (MSRS)

The Company's net investment in MSRs increased during the period to $1.5
million at June 30, 1997.   The following table details activity in the
portfolio for the periods indicated.

                                                               Six  Months            Year
                                                                 Ended                Ended
                                                             June 30, 1997       December 31, 1996
                                                           ----------------------------------------
                                                                      (Dollars in thousands)
Balance at beginning of period                             $           1,443        $        1,113
Additions:
   Capitalized servicing                                                 197                   630
Reductions:
   Scheduled amortization                                               (140)                 (267)
   Additional amortization due
     to changes in prepayment
     assumptions                                                         (17)                  (33)
                                                           -----------------        ---------------
       Total                                                            (157)                 (300)
                                                           -----------------        ---------------
Balance at end of period                                   $           1,483        $        1,443
                                                           =================        ===============

Fair market value at end of period                         $           1,911        $        1,770
                                                           =================        ===============

   DEPOSITS

Deposits increased $56.2 million during the period to $1.02 billion at June 30, 1997. Certificates of deposit increased $48.3 million and savings deposits increased $2.8 million, while checking accounts increased $2.1 million and money market accounts increased approximately $3.0 million. The Company's cost of deposits increased to 4.76% at June 30, 1997, compared to 4.61% at December 31, 1996, reflecting general increases in market rates of interest.

   BORROWINGS


Total borrowings increased $75.0 million during the period to $479.0 million at June 30, 1997 in order to fund loan demand. The Company's cost of borrowings was 5.90% at June 30, 1997, compared to 5.73% at December 31, 1996.


   CAPITAL

According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at June 30, 1997 exceeded these requirements.



                                                                                                   Tier 1
                                        Tangible           Core             Risk-Based           Risk-based
                                        Capital           Capital             Capital               Capital
                                      ---------          ---------          ----------          ----------
                                                             (Dollars in thousands)
Actual capital                          $ 82,901          $ 82,901            $ 93,457            $ 82,901
Required capital                          24,273            48,546              78,950              39,475
                                       ---------         ---------           ---------           ---------
Excess capital                          $ 58,628          $ 34,355            $ 14,507            $ 43,426
                                       =========         =========           =========           =========

Actual ratio                                5.12%             5.12%               9.47%               8.40%
                                       =========         =========           =========           =========

Required ratio                              1.50%             3.00%               8.00%               4.00%
                                       =========         =========           =========           =========



Consolidated stockholders' equity was $89.7 million at June 30, 1997 and represents 5.58% of consolidated assets.

On July 17, 1997 D&N Capital Corporation, ("D&N Capital") a new real estate investment trust subsidiary of the Bank sold 1.2 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share. As part of this transaction, D&N Capital received $29.1 million in net proceeds and acquired from the Bank $60.5 million in real estate mortgage assets. As a result of this transaction, the Bank's tangible, core, risk-based and tier 1 risked-based capital ratios have been increased to approximately 6.71%, 6.71%, 12.09% and 11.03%, respectively.

    LIQUIDITY

Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. For June 30, 1997, the Bank's average liquidity ratio was 7.56%. At June 30, 1997, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $118 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

    REGULATORY DEVELOPMENTS

The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF, which together with the BIF (Bank Insurance Fund), are the two insurance funds administered by the FDIC. On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions.

The legislation required a special one-time assessment of approximately 65.7 cents per $100 of SAIF deposits held by the Bank at March 31, 1995. Management recognized the one-time special assessment in a tax affected charge to earnings of approximately $3.6 million during the quarter ended September 30, 1996.

As a result of the SAIF recapitalization, the FDIC has amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. For the period October 1, 1996 through December 31, 1996, the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, was reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The FDIC further reduced the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. The Bank qualifies for the minimum SAIF assessment.

Additionally, the FDIC has imposed a FICO assessment on SAIF-assessable deposits for the first semi-annual period of 1997 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

     NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for the subject matter based on consistent application of a financial component's approach that focuses on control. The standard was adopted effective January 1, 1997 and did not have any material effect on the financial statements.

In March 1997, the FASB issued SFAS 128, "Earnings Per Share". SFAS 128 supersedes APB 15, "Earnings Per Share", and simplifies the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted shares outstanding. The new standard requires a dual presentation of basic and diluted EPS. Diluted EPS is similar to "fully diluted" EPS required under APB 15. The Company will adopt the provisions of this statement, as required in 1997. The adoption is not expected to have a material impact on earnings per share.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None

ITEM 5:  OTHER INFORMATION
                    None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following exhibits are included herein:
                    (11)     Statement re: computation of per share earnings

                    (27)     Financial Data Schedule

                    (99)     Additional exhibits

                             I.  Interest rate/volume analysis:
                                     quarter ended 6/30/97 vs.
                                        quarter ended 6/30/96 and
                                     six months ended 6/30/97 vs.
                                         six months ended 6/30/96

              (b)   Reports on Form 8-K:

                             No reports on Form 8-K have been filed during the quarter Ended June 30, 1997.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         D&N FINANCIAL CORPORATION





                                         /s/ George J. Butvilas
                                         -----------------------------
                                         George J. Butvilas, President
                                         and Chief Executive Officer





                                        /s/ Kenneth R. Janson
                                        ------------------------------
                                        Kenneth R. Janson, Executive
                                        Vice President/Chief Financial
                                        Officer and Treasurer





Date:      August 12, 1997
           ---------------

                                EXHIBIT INDEX

Exhibit
  No.               Description                                       Page
--------            -----------                                       ----
11                  Statement Re: Computation of Per Share Earnings
27                  Financial Data Schedule
99                  Operating Margin and Rate Volume Analysis