Form 10-Q
period 1997-09-30
D&N FINANCIAL CORP
filed 1997-11-12
CIK 830143

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1997
                                        ------------------------

                                     OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        ---------   --------------------

     Commission file number              0-17137
                           ---------------------------------------------

                          D&N Financial Corporation
     -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                      38-2790646
    -------------------------------                  --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                 400 Quincy Street, Hancock, Michigan  49930
            ---------------------------------------------------
                  (Address of principal executive offices)

                               (906)  482-2700
            ----------------------------------------------------
            (Registrant's telephone number, including area code)



            ----------------------------------------------------
            (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [  ]
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value                         8,248,325
   -----------------------------                   -------------------------
                (Class)                            (Shares Outstanding as of
                                                    October 31, 1997)
================================================================================

                          D&N FINANCIAL CORPORATION


                                    INDEX



                                                                        Page No.
                                                                        --------
PART I  Consolidated statements of condition -
             September 30, 1997 and December 31, 1996                          3

        Consolidated statements of income -
             three months ended September 30, 1997 and 1996
             nine months ended September 30, 1997 and 1996                     4

        Consolidated statements of cash flows -
             nine months ended September 30, 1997 and 1996                     5

        Notes to consolidated financial statements                             6
        Management's discussion and analysis of
             financial condition and results of operations                     9


PART II Other Information                                                     17

                          D&N FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CONDITION

                                                                                               (Unaudited)
                                                                                   September 30           December 31
                                                                                       1997                   1996
                                                                                   ------------------------------------
                                                                                              (In thousands)
                                                                                   ------------------------------------
ASSETS
  Cash and due from banks                                                          $       7,050           $      2,847
  Federal funds sold                                                                          --                  8,600
  Interest-bearing deposits in other banks                                                    40                  1,342
                                                                                   -------------------------------------
        Total cash and cash equivalents                                                    7,090                 12,789

  Investment securities
      (market value of $89,409,000 in 1997 and $60,783,000 in 1996)                       89,288                 60,739
  Investment securities available for sale (at market value)                              46,023                 59,038
  Mortgage-backed securities
      (market value $215,247,000 in 1997 and $213,304,000 in 1996)                       214,136                214,690
  Mortgage-backed securities available for sale (at market value)                         61,483                 36,566
  Loans receivable (including loans held for sale
      of $8,754,000 in 1997 and $5,218,000 in 1996)                                    1,314,797              1,066,918
      Allowance for loan losses                                                          (10,850)               (11,042)
                                                                                   ------------------------------------
      Net loans receivable                                                             1,303,947              1,055,876
  Other real estate owned, net                                                             1,713                  1,470
  Federal income taxes                                                                     1,580                  6,002
  Office properties and equipment, net                                                    16,465                 15,764
  Other assets                                                                            12,344                 10,120
                                                                                   ------------------------------------
                                                                                   $   1,754,069           $  1,473,054
                                                                                   ====================================


LIABILITIES
  Checking and Now accounts                                                        $     110,740           $    107,550
  Money market accounts                                                                   90,299                 89,321
  Savings deposits                                                                       156,726                149,226
  Time deposits                                                                          674,056                617,102
  Accrued interest                                                                         1,020                    934
                                                                                   ------------------------------------

      Total deposits                                                                   1,032,841                964,133
  Securities sold under agreements to repurchase                                         156,276                 58,040
  FHLB advances and other borrowed money                                                 421,573                345,997
  Advance payments by borrowers and investors held in escrow                              12,638                 11,808
  Other liabilities                                                                        8,347                  6,955
                                                                                   ------------------------------------
                             Total liabilities                                         1,631,675              1,386,933

PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY                                                28,719                     --

STOCKHOLDERS' EQUITY
  Preferred stock (1,000,000 shares authorized; none issued)
  Common stock, $.01 par value per share (shares authorized - 25,000,000;
      shares outstanding - 8,370,494 in 1997 and 1996)                                        84                     84
Additional paid-in capital                                                                54,876                 55,452
                                                                                   ------------------------------------
                             Total paid-in capital                                        54,960                 55,536

  Retained earnings - substantially restricted                                            39,752                 29,568
  Less: Cost of treasury stock (126,231 shares in 1997 and 22,339 in 1996)                (2,076)                  (226)
   Unrealized holding gains on debt securities
      available for sale, net of tax                                                       1,039                  1,243
                                                                                   ------------------------------------
                             Total stockholders' equity                                   93,675                 86,121
                                                                                   ------------------------------------
                                                                                   $   1,754,069           $  1,473,054
                                                                                   ====================================

See Notes to Consolidated Financial Statements.

                          D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September  30,
                                                                      1997          1996            1997        1996
                                                                  ---------------------------------------------------
                                                                            (In thousands, except per share)
                                                                  ---------------------------------------------------
INTEREST INCOME
   Loans                                                          $   25,453     $  22,466      $ 70,988     $ 63,881
   Mortgage-backed securities                                          4,631         2,646        13,692        7,399
   Investments and deposits                                            2,058         1,993         6,090        5,251
                                                                  ---------------------------------------------------
     TOTAL INTEREST INCOME                                            32,142        27,105        90,770       76,531

INTEREST EXPENSE
   Deposits                                                           12,279        10,917        35,554       32,823
   Securities sold under agreements to repurchase                      1,296           704         3,202        1,396
   FHLB advances and other borrowed money                              6,051         4,242        16,354       10,848
                                                                  ---------------------------------------------------
     TOTAL INTEREST EXPENSE                                           19,626        15,863        55,110       45,067
                                                                  ---------------------------------------------------
NET INTEREST INCOME                                                   12,516        11,242        35,660       31,464
Provision for loan losses                                                300           300           900          900
                                                                  ---------------------------------------------------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                        12,216        10,942        34,760       30,564
NONINTEREST INCOME
  Loan administrative fees                                               460           398         1,497        1,424
  Deposit related fees                                                 1,102           996         2,941        2,695
  Gain on sale of loans held for sale                                    642           204           862          842
  Other income                                                           145            82           463          314
                                                                  ---------------------------------------------------
     TOTAL OPERATING NONINTEREST INCOME                                2,349         1,680         5,763        5,275

  Gain on investment securities                                           --            --            --          188
  Gain on loans and mortgage-backed securities                            --            --           539           --
                                                                  ---------------------------------------------------

     TOTAL NONINTEREST INCOME                                          2,349         1,680         6,302        5,463

NONINTEREST EXPENSE
  Compensation and benefits                                            4,550         4,232        12,918       13,216
  Occupancy                                                              781           706         2,306        2,103
  Other expense                                                        2,768         2,669         8,468        8,808
                                                                  ---------------------------------------------------

     GENERAL AND ADMINISTRATIVE EXPENSE                                8,099         7,607        23,692       24,127
  Other real estate owned, net                                            44             6            33           68
  FDIC insurance                                                         160         6,136           495        7,446
                                                                  ---------------------------------------------------
     TOTAL NONINTEREST EXPENSE                                         8,303        13,749        24,220       31,641
                                                                  ---------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAX EXPENSE                           6,262        (1,127)       16,842        4,386
  Federal income tax expense (credit)                                  2,003           (42)        5,710       (1,378)
                                                                  ---------------------------------------------------
     INCOME (LOSS) BEFORE PREFERRED
     STOCK DIVIDENDS                                                   4,259        (1,085)       11,132        5,764
 Preferred stock dividend of subsidiary                                  537            --           537           --
                                                                  ---------------------------------------------------
     NET INCOME                                                   $    3,722      $ (1,085)     $ 10,595      $ 5,764
                                                                  ===================================================
Earnings per common and common equivalent share:

                          PRIMARY                                 $     0.44      $   (0.13)    $   1.24      $  0.72
                                                                  ===================================================

                          FULLY DILUTED                           $     0.43      $   (0.13)    $   1.23      $  0.71
                                                                  ===================================================

See Notes to Consolidated Financial Statements.

                          D&N FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                       1997             1996
                                                                     -------------------------
                                                                          (In thousands)
                                                                     -------------------------
OPERATING ACTIVITIES
Net income                                                           $  10,595       $    5,764
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                              900              900
    Depreciation and amortization of
      office properties and equipment                                    1,470            1,462
    Amortization of net discounts on purchased
      loans and securities                                                (496)            (203)
    Originations and purchases of loans held for sale                  (32,238)         (12,755)
    Proceeds from sales of loans held for sale                          45,381           58,156
Realized and unrealized investment security (gains) losses                  --             (188)
Realized and unrealized (gain) loss on loans, mortgage-backed
        certificates and mortgage derivative products                     (539)              --
    Amortization and writedowns of loan servicing rights                   290              191
    Other                                                                2,476            1,627
                                                                     --------------------------
               Net cash provided by operating activities                27,839           54,954
INVESTING ACTIVITIES
    Proceeds from sales of investment securities                            20              298
    Proceeds from maturities and payments of
       investment securities                                           137,166           83,991
    Purchases of investment securities                                (152,501)         (91,674)
    Proceeds from sales of mortgage-backed securities                   24,094               --
    Principal collected on mortgage-backed securities                   44,352           38,417
    Purchases of mortgage-backed securities                            (92,935)         (34,634)
    Loan purchases                                                    (159,797)        (130,790)
    Net change in loans receivable                                    (100,571)         (98,533)
    (Increase) decrease in other real estate owned                        (243)              51
    Purchases of office properties and equipment                        (2,155)          (2,221)
                                                                     --------------------------
               Net cash used by investing activities                  (302,570)        (235,095)
FINANCING ACTIVITIES
    Net change in time deposits                                         56,954            4,848
    Net change in other deposits                                        11,668           17,387
    Proceeds from notes payable, securities sold under
      agreements to repurchase and other borrowed money                441,036          266,690
    Payments on maturity of notes payable, securities sold under
      agreements to repurchase and other borrowed money               (267,338)        (120,910)
    Net activity in advance payments by borrowers
      and investors held in escrow                                         830             (945)
    Common stock cash dividend                                            (411)              --
    Proceeds from issuance of stock                                        569              838
    Purchase/sales of treasury stock/warrants                           (2,995)              --
          Proceeds from issuance of subsidiary preferred stock          28,719               --
    Reduction of leverage ESOP stock
                                                                            --               63
                                                                     --------------------------
               Net cash provided by financing activities               269,032          167,971
                                                                     --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (5,699)         (12,170)
Cash and cash equivalents at beginning of period                        12,789           22,440
                                                                     --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   7,090       $   10,270
                                                                     ==========================

See notes to consolidated financial statements
                                     - 5 -

                          D&N FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.


NOTE 2: EARNINGS PER SHARE

Per share data is based on the weighted average number of shares outstanding for the periods presented. The weighted average number of common and common equivalent shares used in computing primary earnings per share was 8,494,992 and 8,119,258 for the three months ended September 30, 1997 and September 30, 1996, respectively, and 8,532,580 and 8,058,047 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The weighted average number of common and common equivalent shares used in computing fully diluted earnings per share was 8,574,896 and 8,202,564 for the three months ended September 30, 1997 and September 30, 1996, respectively, and 8,632,081 and 8,167,211 for the nine months ended September 30, 1997 and September 30, 1996, respectively.


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

Changes in the allowance for loan losses are summarized as follows:

                                                  Three Months Ended            Nine Months Ended
                                                   September  30,                 September 30,
                                                  1997        1996             1997           1996
                                               ---------------------         ------------------------
                                                                    (In thousands)
Balance at beginning of period                   $ 10,978   $ 10,150         $ 11,042        $ 10,081
Charge-offs:
  Single family                                       135         40              200             129
  Income producing property                            37         --               37              --
  Commercial                                           --         --               --              --
Installment                                           351        289            1,117             878
                                               ---------------------         ------------------------
         Total                                        523        329            1,354           1,007
Recoveries:
   Single family                                       --         --              --                3
Income producing property                              --        193              --              193

Commercial                                             --         --              --               --
    Installment                                        95         76              262             220
                                               ---------------------         ------------------------
         Total                                         95        269              262             416
                                               ---------------------         ------------------------
Net charge-offs                                       428         60            1,092             591
Provision charged to operations                       300        300              900             900
                                               ---------------------         ------------------------
         Balance at end of period                $ 10,850   $ 10,390         $ 10,850        $ 10,390
                                               =====================         ========================



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



NOTE 6: CAPITAL

On July 17, 1997 D&N Capital Corporation, ("D&N Capital") a new real estate investment trust subsidiary of the Bank, sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share (totaling $30,250,000). As part of this transaction, D&N Capital received $28,719,000 in net proceeds, after offering costs of $1,531,000. As a result of this transaction, the Bank's capital ratios have been increased, since the preferred stock issued qualifies for regulatory capital purposes.


NOTE 7: RECLASSIFICATIONS

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform with the current period presentation.

                          D&N FINANCIAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996. Ratios for the three-month periods are stated on an annualized basis. Results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

  NET INCOME

The Company recorded net income for the quarter ended September 30, 1997 of $3.7 million, compared to a net loss of $1.1 million in the third quarter of 1996. Return on assets and return on equity were 0.90% and 16.29%, respectively, during the quarter ended September 30, 1997, compared to (0.31%) and (5.44%), respectively, during the quarter ended September 30, 1996. The increase in net income was primarily due to increases in net interest income of $1.3 million, and a significant reduction in FDIC insurance, with the SAIF ("SAVINGS ASSOCIATION INSURANCE FUND") assessment of $5.47 million being paid
in the third quarter of 1996.   These increases in income were partially offset
by an increase in tax expense of $2.0 million from a tax credit of $42,000 used in the 1996 quarter, versus a tax expense of $2.0 million in the 1997 quarter.

For the nine months ended September 30, 1997, the Company recorded net income of $10.6 million, compared to net income of $5.8 million for the nine months ended September 30, 1996. Return on assets and return on equity were 0.90% and 15.82%, respectively, during the nine months ended September 30, 1997, compared to 0.58% and 10.02%, respectively, during the nine months ended September 30, 1996. The increase in net income was primarily due to increases in net interest income of $4.2 million, increased gains on sales of assets of $351,000 and a significant reduction in FDIC insurance, with the SAIF assessment of $5.47 million being paid in the third quarter of 1996. These increases in income were largely offset by an increase in tax expense of $7.1 million, resulting from a tax credit of $1.4 million used in the first nine months of 1996, versus a tax expense of $5.7 million in the first nine months of 1997.

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

Net interest income increased $1.3 million to $12.5 million for the quarter ended September 30, 1997 compared to $11.2 million for the quarter ended September 30, 1996. The increase was due to increased volume and improved yields on D&N's loan portfolio and increased volumes in both the mortgage backed securities and investments portfolios. These improvements were partially offset by increases in interest paid on deposits and borrowings due to higher volumes and general increases in market interest rates.

Similarly, net interest income increased $4.2 million to $35.7 million for the nine months ended September 30, 1997 from $31.5 million for the nine months ended September 30, 1996. The same factors that explained the third quarter comparison were present during the year-to-date comparative periods.

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

The Company recorded a $300,000 provision for loan losses during the quarters ended September 30, 1997 and September 30, 1996. For each of the first nine months in both 1997 and 1996, the Company's provision for loan losses was $900,000.

   NONINTEREST INCOME

Total noninterest income increased to $2.3 million during the third quarter of 1997, from $1.7 million during the third quarter of 1996. The majority of this increase was due to an increase in gain on sale of loans held for sale of $438,000 and increases in deposit related fees and loan fees.

For the nine months ended September 30, 1997, total noninterest income increased to $6.3 million from $5.5 million recorded during the nine months
ended September 30, 1996.   Increases of $746,000 were in the areas of (i)
deposit related fees, (ii) insurance products, (iii) annuity contracts, and
(iv) gain on sale of assets during the period.

   NONINTEREST EXPENSE

Total noninterest expense decreased $5.4 million to $8.3 million during the quarter ended September 30, 1997, from $13.7 million during the prior year quarter. Federal deposit insurance premiums paid decreased $6.0 million reflecting the reduction due to a replenished SAIF and an upgrade in D&N's risk classification versus the prior year. The decrease in noninterest expense was partially offset by an increase of $318,000 in compensation and benefits.

For the nine months ended September 30, 1997, total noninterest expense decreased $7.4 million to $24.2 million, compared to $31.6 million recorded during the nine months ended September 30, 1996. The decrease was primarily attributable to a $7.0 million decrease in FDIC insurance, due to a replenished SAIF and an upgrade in D&N's risk classification.

   FEDERAL INCOME TAXES

The third quarter and first nine months of 1997 reflect customary provisions for income taxes versus federal income tax credits of $42,000 and $1.4 million being recorded during the three months and nine months ended September 30, 1996, respectively.

   PREFERRED STOCK DIVIDEND

Unique to this reporting period is a $537,000 deductible stock dividend attributable to D&N's newly formed real estate investment trust subsidiary, D&N Capital Corporation.

FINANCIAL CONDITION


Total assets at September 30, 1997 were $1.75 billion, an increase of $281.0 million from December 31, 1996. Earning assets represented approximately 98% of total assets as of September 30, 1997, substantially the same as at year-end 1996.


   CASH, DEPOSITS AND INVESTMENT SECURITIES

Cash, deposits and investment securities were $142.4 million at September 30, 1997, up $9.8 million from December 31, 1996. The majority of this increase was the result of additions to D&N's liquidity portfolio of approximately $20.0 million in commercial paper, offset by net maturities of U.S. treasury securities of $5.4 million, and a decrease in cash and cash equivalents of approximately $5.7 million.


   MORTGAGE-BACKED SECURITIES

Mortgage-backed securities increased $24.4 million to $275.6 million at September 30, 1997 compared to December 31, 1996. During the period, the Company purchased $93.0 million of government agency collateralized mortgage obligations, with a weighted average yield of 7.03% and a weighted average life of 3.6 years. The Company also sold $23.7 million of government agency mortgage-backed securities with a weighted average yield of 6.99%, realizing a gain on sale of approximately $539,000. The entire mortgage-backed securities portfolio experienced repayments and amortization during the period of $44.3 million, less a net increase of $30,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.


   NET LOANS RECEIVABLE

Net loans receivable increased $248.1 million during the period to $1.30 billion at September 30, 1997, reflecting the Company's increased emphasis on building its consumer loan portfolio. Loan originations of $435.6 million and purchases of $159.8 million exceeded repayments of $302.1 million and sales of $45.4 million. Loan originations and purchases during the nine months ended September 30, 1997 were $237.4 million for consumer loans, while residential mortgage loans and commercial loans were $296.2 million and $61.4 million, respectively.

    NONPERFORMING ASSETS AND RISK ELEMENTS

The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.

                                                         September  30,    December 31,
                                                            1997               1996
                                                         ------------------------------
                                                              (Dollars in thousands)
Nonaccruing loans                                            $   4,097       $   6,621
Accruing loans delinquent more
    than 90 days                                                   280              --
Restructured loans                                                  --              --
                                                             --------------------------
    Total nonperforming loans                                    4,377           6,621
Other real estate owned (OREO)                                   1,713           1,470
                                                             --------------------------
    Total nonperforming assets                               $   6,090       $   8,091
                                                             ==========================

Nonperforming loans as a
    percentage of total loans                                     0.33%           0.62%
                                                             ==========================

Nonperforming assets as a
    percentage of total assets                                    0.35%           0.55%
                                                             ==========================

Allowance for loan losses as a
    percentage of nonperforming loans                           247.89%         166.77%
                                                             ==========================

Allowances for loan and OREO
  losses  as a percentage of
  nonperforming assets                                         178.16%          136.47%
                                                             ==========================




Nonperforming assets, before allowances for loan and OREO losses, decreased $2.0 million during the period, primarily because a large commercial real estate loan secured by a shopping center was restored to accrual status after sale of the property.

MORTGAGE SERVICING RIGHTS (MSRS)

The Company's net investment in MSRs increased during the period to $1.8
million at September 30, 1997.   The following table details activity in the
portfolio for the periods indicated.

                                                           Nine Months                Year
                                                             Ended                    Ended
                                                       September 30, 1997       December 31, 1996
                                                       ------------------------------------------
                                                                      (Dollars in thousands)
Balance at beginning of period                               $      1,443          $      1,113
Additions:
   Capitalized servicing                                              655                   630
Reductions:
   Scheduled amortization                                            (220)                 (267)
   Additional amortization due
     to changes in prepayment
     assumptions                                                      (69)                  (33)
                                                             ------------          ------------
       Total                                                         (289)                 (300)
                                                             ------------          ------------
Balance at end of period                                     $      1,809          $      1,443
                                                             ============          ============
Fair market value at end of period                           $      2,147          $      1,770
                                                             ============          ============

   DEPOSITS

Deposits increased $68.7 million during the period to $1.03 billion at September 30, 1997. Certificates of deposit increased $57.0 million and savings deposits increased $7.1 million, while checking accounts increased $3.2 million and money market accounts increased approximately $1.0 million. The Company's cost of deposits increased to 4.78% at September 30, 1997, compared to 4.61% at December 31, 1996, reflecting general increases in market rates of interest.

   BORROWINGS


Total borrowings increased $173.8 million during the period to $577.8 million at September 30, 1997 in order to fund loan demand. The Company's cost of borrowings was 5.87% at September 30, 1997, compared to 5.73% at December 31, 1996.


   CAPITAL

According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at September 30, 1997 exceeded these requirements.

                                                                                                Tier 1
                                         Tangible         Core               Risk-Based       Risk-based
                                          Capital        Capital               Capital          Capital
                                         ---------      ---------            ----------       ------------
                                                            (Dollars in thousands)
Actual capital                           $113,484        $113,484            $123,951           $113,484
Required capital                           26,508          53,016              85,243             42,622
                                         --------        --------            --------           --------
Excess capital                           $ 86,976        $ 60,468            $ 38,708           $ 70,862
                                         ========        ========            ========           ========

Actual ratio                                 6.42%           6.42%              11.63%             10.65%
                                         ========        ========            ========           ========
Required ratio                               1.50%           3.00%               8.00%              4.00%
                                         ========        ========            ========           ========

Consolidated stockholders' equity was $93.7 million at September 30, 1997 and represents 5.34% of consolidated assets.

On July 17, 1997 D&N Capital Corporation, ("D&N Capital") a new real estate investment trust subsidiary of the Bank, sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share (totaling $30,250,000). As part of this transaction, D&N Capital received $28,719,000 in net proceeds, after offering costs of $1,531,000. As a result of this transaction, the Bank's capital ratios have been increased, since the preferred stock issued qualifies for regulatory capital purposes.

    LIQUIDITY

Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, short-term U. S. Government Securities and other specified assets, equal to at least 5% of net withdrawable accounts and borrowings payable in one year or less. For September 1997, the Bank's average liquidity ratio was 6.83%.
At September 30, 1997, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $78 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

    REGULATORY DEVELOPMENTS

The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF, which together with the BIF ("Bank Insurance Fund"), are the two insurance funds administered by the FDIC. On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

ITEM 5:  OTHER INFORMATION
           None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are included herein:
               (11)  Statement re: computation of per share earnings

               (27)  Financial Data Schedule

               (99)  Additional exhibits

                     I.   Interest rate/volume analysis:
                            quarter ended 9/30/97 vs.
                              quarter ended 9/30/96 and
                            nine months ended 9/30/97 vs.
                              nine months ended 9/30/96

         (b)   Reports on Form 8-K:

                     No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

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



                                        D&N FINANCIAL CORPORATION





                                        /s/ George J. Butvilas
                                        ----------------------------------
                                        George J. Butvilas, President and
                                        Chief Executive Officer





                                        /s/ Kenneth R. Janson
                                        ----------------------------------
                                        Kenneth R. Janson,
                                        Executive Vice President/Chief
                                        Financial Officer and Treasurer





Date:   November 12, 1997
     -------------------------

                              INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
EX-11           STATEMENT RE: COMPUTATION OF PER SHARE EARNING

EX-27           FINANCIAL DATA SCHEDULE

EX-99           ADDITIONAL EXHIBITS