Form 10-K405
period 1997-12-31
D&N FINANCIAL CORP
filed 1998-03-27
CIK 830143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            --------------------------
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

         For the Fiscal Year Ended December 31, 1997

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [NO FEE REQUIRED]

         For the transition period from              to
                                        ------------    ---------------
         Commission File Number 0-17137

                           D & N FINANCIAL CORPORATION
           -----------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                        Delaware                           38-2790646
         -------------------------------               ---------------------
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                Identification Number)

           400 Quincy Street, Hancock, Michigan                49930
         -----------------------------------------      --------------------
          (Address of Principal Executive Offices           (Zip Code)

         Registrant's telephone number, including area code (906) 482-2700
                                                             -------------
              Securities Registered Pursuant to Section 12(b) of the Act:
                                     None
              Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
       ------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
   YES X .  NO   .
      ---     ---

   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 10, 1998, there were issued and outstanding 9,120,324 shares of the Registrant's Common Stock.

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock at March 10, 1998, was $208,862,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     PARTS II and IV of Form 10-K - Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997.

     PART III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1998.

==========================================================================

                                     PART I
ITEM 1.  BUSINESS

         D&N Financial Corporation ("D&N" or the "Company") is a financial services holding company organized under the laws of the state of Delaware. The Company's principal subsidiary is D&N Bank (the "Bank"), a federally chartered stock savings bank headquartered in Hancock, Michigan.

         The Bank was founded in 1889 and operated as a state-chartered mutual savings and loan association until February 1984, when it converted to a federal charter. In 1985, the Bank converted to a stock association, and in 1986, converted to a federal savings bank. The Bank adopted a holding company structure in July 1988. With total assets of $1.82 billion at December 31, 1997, D&N is one of the largest savings institutions headquartered in Michigan.

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

         The Company does not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


LENDING ACTIVITIES

     GENERAL. The Bank, has concentrated its lending activities on first mortgage conventional loans secured by residential and commercial real estate and both installment and revolving consumer and business loans. Approximately $411.9 million or 50% of the Bank's total loans, excluding loans held for sale, secured by real estate as of December 31, 1997, permit periodic interest rate adjustments.


     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of D&N's loan portfolio in dollar amounts and percentages, by type of loan.



                                                                    December 31
                           ----------------------------------------------------------------------------------------------------
                                    1997                 1996                 1995                1994               1993
                           ------------------    ------------------   ------------------    -----------------  ----------------
                           Amount     Percent    Amount     Percent   Amount     Percent    Amount    Percent  Amount    Percent
                           ------     -------    ------     -------   ------     -------    ------    -------  ------    -------
                                                                      (Dollars in thousands)
TYPE OF LOAN
REAL ESTATE
One to four family
     Permanent              $ 703,580  54.08%  $ 600,923     56.91%   $ 597,892    62.78%  $ 526,572    64.07% $ 387,252   59.89%
     Construction              13,864   1.07      13,201      1.25       19,982     2.10       2,159     0.26      2,083    0.32
Income producing property
     Permanent                 81,830   6.29      85,619      8.11       89,176     9.36     115,162    14.01    131,372   20.31

     Construction              42,582   3.27      26,472      2.51       21,074     2.21      17,741     2.16     10,475    1.62
                          ----------- ------   ---------    ------     --------   ------   ---------    ------ ---------  ------
Total real estate loans       841,856  64.71     726,215     68.78      728,124    76.45     661,634    80.50    531,182   82.14


CONSUMER LOANS
     Automobile loans               198,505        15.26      141,056     13.36       81,885      8.60      46,711        5.68
     Home equity                     99,122         7.62       82,305      7.79       60,003      6.30      39,939        4.86
     Home improvement                47,845         3.68       46,545      4.41       41,542      4.36      39,279        4.78
     Mobile home loans                  213         0.02          289      0.03          417      0.04         619        0.08
     Unsecured                       12,395         0.95       15,172      1.44       19,637      2.06      22,197        2.70
     Other                           91,471         7.03       53,901      5.10       35,975      3.78      22,194        2.70
                                 ----------       ------   ----------    ------     --------   -------    --------      ------
Total consumer loans                449,551        34.56      339,268     32.13      239,459     25.14     170,939       20.80

COMMERCIAL LOANS
     Revolving business loans        11,363         0.87        2,363      0.22        1,119      0.12          --          --
     Term business loans             27,072         2.08        9,982      0.95        6,650      0.70       4,748        0.58
                                 ----------       ------   ----------    ------     --------   -------    --------      ------
Total commercial loans               38,435         2.95       12,345      1.17        7,769      0.82       4,748        0.58
                                 ----------       ------   ----------    ------     --------   -------    --------      ------
Loans receivable, gross           1,329,842       102.22    1,077,828    102.08      975,352    102.41     837,321      101.88

Less:
     Discounts (premiums)
           on loans purchased        (2,356)       (0.18)      (2,035)    (0.19)      (1,709)    (0.18)        999        0.12
     Allowance for losses            10,549         0.81       11,042      1.05       10.081      1.06       8,349        1.02
     Undisbursed portion
          of  loan proceeds          20,315         1.56       12,085      1.14       13,198      1.38       4,213        0.51
     Deferred income                    375         0.03          860      0.08        1,423      0.15       1,885        0.23
                                -----------       ------   ----------    ------     --------    ------    --------      ------
                                     28,883         2.22       21,952      2.08       22,993      2.41      15,446        1.88
                                -----------       ------   ----------    ------     --------    ------    --------      ------

Loans receivable, net           $ 1,300,959       100.00%  $1,055,876    100.00%    $952,359    100.00%   $821,875      100.00%
                                ===========       =======  ==========    ======     ========    ======    ========      ======



CONSUMER LOANS
     Automobile loans                             34,220        5.29
     Home equity                                  23,058        3.57
     Home improvement                             40,017        6.19
     Mobile home loans                               776        0.12
     Unsecured                                    20,328        3.14
     Other                                        16,245        2.51
                                                --------     -------
Total consumer loans                             134,644       20.82

COMMERCIAL LOANS
     Revolving business loans                         --          --
     Term business loans                              --          --
                                                --------     -------
Total commercial loans                                --          --
                                                --------     -------
Loans receivable, gross                          665,826      102.96

Less:
     Discount (premiums)
        on loans purchased                         2,896        0.45
     Allowance for losses                         11,570        1.79
     Undisbursed portion
        of loan proceeds                           2,750        0.43
     Deferred income                               1,901        0.29
                                                --------     -------
                                                  19,117        2.96
                                                --------     -------
Loans receivable, net                           $646,709      100.00%
                                                ========     =======







         LOAN MATURITIES. The following schedule illustrates the maturity structure of the Company's loan portfolio at December 31, 1997. Loans are shown as maturing in the period in which payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.



                                           Residential
                     Commercial               and                Real Estate
                      Business           Income Producing        Construction
                      Property               Property               Loans              Consumer Loans             Total
Amounts            -----------------    ------------------    ------------------      ------------------     ----------------
 Due in
 Years                     Weighted              Weighted               Weighted               Weighted              Weighted
Ending                     Average               Average                Average                 Average               Average
December 31,      Amount    Rate         Amount   Rate        Amount      Rate         Amount     Rate       Amount    Rate
------------      -------  --------      ------  --------     -------   ---------      -------  -------      -------  -------
                                                              (Dollars in thousands)
1998             $ 13,973    9.53%      $ 12,441   8.70%       $ 28,177     9.24%    $   87,562    9.17%  $  142,153   9.18%
1999                4,218    9.20         17,641   8.51           4,981     9.84         89,431    8.99      116,271   8.96
2000                5,135    9.32         44,017   7.65          10,083     9.87         86,825    9.03      146,060   8.68
2001-2002          10,363    9.39         55,478   8.42          10,038    10.30        139,265    9.17      215,144   9.04
2003-2007           3,803    9.43         57,255   7.99           1,903     9.24         35,091    9.13       98,052   8.48
2008-2012             571    8.79         91,861   7.86             833     9.32          8,743    8.24      102,008   7.91
Thereafter            101    8.87        502,650   7.77              --       --            165    8.03      502,916   7.76
                 --------               --------               --------              ----------           ----------

  Total          $ 38,164    9.40%      $781,343   7.86%       $ 56,015     9.60%     $ 447,082    9.08%  $1,322,604   8.39%
                 ========               ========               ========               =========

Plus:
  Accrued interest receivable,
   net of reserve for uncollected
   interest                                                                7,311

  Deferred income and premiums                                             1,908

Less:
  Loans in process                                                        20,315
  Loss and valuation allowances                                           10,549
                                                                      ----------
                                                                      $1,300,959
                                                                      ==========

         The total amount of loans, excluding loans held for sale, due after December 31, 1998 which have fixed interest rates is $403.8 million, while the amount of loans due after such date having floating or adjustable rates is $771.3 million.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Federally chartered savings institutions, like the Bank, have general authority to make real estate loans throughout the United States. D&N has originated residential mortgage loans secured by property both within and outside the State of Michigan. D&N has also purchased residential mortgage loans secured by property located in various states. In addition, the Company has originated income producing property loans secured by real estate located in the State of Michigan and has purchased such loans secured by property located in Michigan and elsewhere. Since 1990, the Bank has chosen to focus the activities of its community banking offices on loan originations in their market areas. At December 31, 1997, 73% of D&N's real estate loans receivable (excluding government agency insured or guaranteed mortgage-backed and derivative products) were secured by real estate located in Michigan.

         The following table presents information regarding the geographic location of the properties securing D&N's residential mortgage and income producing property loans at December 31, 1997. See "- Classified Assets, Loan Delinquencies and Defaults" for a discussion of other real estate owned.



                                                   Outstanding Balance
                                                            at
                                                    December 31, 1997
                                                  --------------------
                                                     (In thousands)
MICHIGAN
  One- to four-family residential....................   $506,959
  Apartments.........................................     14,803
  Mini warehouse, storage ...........................      1,440
  Mobile home parks..................................      2,063
  Motels/hotels .....................................     11,160
  Shopping centers and retail .......................     17,195
  Office buildings ..................................      7,304


                                                                     Outstanding Balance
                                                                              at
                                                                     December 31, 1997
                                                                     -------------------
                                                                       (In thousands)
  Industrial .................................................             4,788
  Condominiums and land development ..........................            31,694
  Other ......................................................            17,785
                                                                         -------
                                                                         615,191
CALIFORNIA ...................................................                 .
  One- to four-family residential ............................            23,466
  Apartments .................................................             6,325
  Mobile home parks ..........................................                55
  Shopping centers & retail ..................................             3,482
  Office buildings ...........................................               681
  Industrial .................................................               372
  Other ......................................................                93
                                                                         -------
                                                                          34,474
MASSACHUSETTS
  One- to four-family residential ............................            19,889
                                                                         -------
                                                                          19,889
NEW YORK
  One- to four-family residential ............................             4,958
  Apartments .................................................               805
                                                                         -------
                                                                           5,763
NORTH CAROLINA
  One- to four-family residential ............................             7,514
                                                                         -------
                                                                           7,514
TEXAS
  One- to four-family residential ............................            12,110
                                                                         -------
                                                                          12,110
PENNSYLVANIA
  One- to four-family residential ............................             5,652
  Apartments .................................................               241
  Industrial .................................................               114
  Other ......................................................                50
                                                                         -------
                                                                           6,057
FLORIDA
One-to four-family residential ...............................             5,192
                                                                         -------
                                                                           5,192
 OTHER (31 STATES)
  One- to four-family residential ............................           123,812
  Apartments .................................................               138
  Motels/hotels ..............................................               331
  Shopping centers and retail ................................             1,951


                                                                    Outstanding Balance
                                                                           at
                                                                     December 31, 1997
                                                                   --------------------
                                                                     (In thousands)
  Office buildings ............................................              66
  Other .......................................................             250
                                                                      ---------
                                                                        126,548
Rated conventional residential
 participation certificates ...................................           4,621
                                                                      ---------
Total .........................................................         837,359

Plus:
  Loan control and clearing ...................................             298
  Accrued interest receivable, net of reserve for
      uncollected interest ....................................           4,199

Less:
   Deferred income, discounts and premiums ....................          (1,131)
   Loans in process ...........................................          20,315
   Loss and valuation allowances ..............................           5,955
                                                                      ---------
     Total ....................................................       $ 816,717
                                                                      =========

         Residential loan originations are attributable to direct marketing efforts of the Bank and of the Bank's subsidiary, D&N Mortgage Corporation, as well as to referrals from real estate brokers and builders. Income producing property loans are originated through the Bank's direct marketing efforts and through referrals by existing customers. In 1997, total loan originations increased $120.2 million, or 24% as a result of a significant increase in consumer lending activity. Consumer loan originations alone increased $52.1 million, or 19%.

         D&N Bank has sold loans and loan participations in the secondary market, generally without recourse. Loans held for sale are recorded at the lower of cost or market value. At December 31, 1997, the Bank had $5.3 million of net loans held for sale consisting of 15 and 30 year fixed rate loans. These sales have provided additional funds for loan originations and investments and also generated income. The Bank generally continues, after the sale, to service the loans and loan participations sold. Loan sales are made on a yield basis with a portion of the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to D&N. On occasion, the Bank also purchased mortgage loan servicing rights from others in order to maintain its loan servicing portfolio economies of scale.

         The weighted average servicing fee for loans serviced for others was .31% at December 31, 1997. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations - Noninterest Income."  At

December 31, 1997, D&N serviced for others approximately $519 million in loans and loan participations. See also Note A of Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies - Mortgage Servicing Rights".

         The Bank's investment in mortgage servicing rights ("MSRs") totaled $2.1 million at December 31, 1997. The following table details the value of the Bank's investment in MSRs.


                                                                             Year Ended December 31
                                                              --------------------------------------------
                                                                  1997             1996             1995
                                                              ------------   --------------       --------
                                                                           (In thousands)
Balance at beginning of year                                    $ 1,443          $ 1,113           $   968
Additions:
  Capitalized servicing                                           1,236              630               621
Reductions:
  Scheduled amortization                                            321              267               169
  Additional amortization due to
    changes in prepayment assumptions                               222               33                71
  Impairment                                                         --               --               234
  Sales                                                              --               --                --
  Transfers to loan portfolio under
    recourse and other provisions                                    --               --                 2
                                                                -------          -------           -------
    Total                                                           543              300               476
                                                                -------          -------           -------
Balance at end of year                                          $ 2,136          $ 1,443           $ 1,113
                                                                =======          =======           =======
Fair market value at end of year                                $ 2,389          $ 1,770           $ 1,161
                                                                =======          =======           =======


     The following table shows origination, purchase, sale and repayment activities of D&N Bank, including mortgage-backed securities, for the periods indicated.


                                                              Year Ended December 31
                                         ----------------------------------------------------------------
                                               1997        1996           1995          1994       1993
                                            --------   ----------    -----------   -----------  --------
                                                                  (In thousands)
ORIGINATIONS
Real estate:
   One- to four-family residential .....     $215,452    $194,357       $182,800    $ 81,279     $147,246
   Income producing property ...........       45,594      33,816         17,614      17,350       13,014
 Non-real estate:
   Consumer ............................      323,676     271,622        195,109     132,836       95,129
   Commercial ..........................       46,708      11,437          3,739       4,748        --
                                           ----------    --------       --------    --------     --------
     Total originations.................      631,430     511,232        399,262     236,213      255,389


PURCHASES
 Real estate:
   One- to four-family residential......      234,886     148,405        103,524     188,481       72,125
   Income producing property............       --          --              --          1,852        --
   Mortgage-backed securities...........      107,400      58,892          --         68,391      108,749
                                            ---------   ---------       --------    --------     --------
     Total purchases ...................      342,286     207,297        103,524     258,724      180,874
                                            ---------   ---------       --------    --------     --------
     Total additions....................      973,716     718,529        502,786     494,937      436,263


SALES
 Real estate:
   One- to four-family residential......       85,778      68,024       107,080     45,311    106,167
   Mortgage-backed securities(1)........       23,555         --          4,210     50,658    126,932
   Non-real estate:
   Consumer loans.......................        2,383       2,810         2,976      2,894      2,229
                                             --------    --------     ---------  ---------    -------
     Total sales........................      111,716      70,834       114,266     98,863    235,328
 Principal repayments...................      504,972     426,291       288,485    239,816    316,624
                                             --------    --------     ---------  ---------  ---------
     Total reductions...................      616,688     497,125       402,751    338,679    551,952
 Transfers to other real estate owned...         (961)     (3,373)       (1,936)    (2,861)    (9,380)
 Increase (decrease) in other items, net       (3,944)      9,033         8,801      1,079    (19,622)
                                             --------    --------     ---------  ---------  ---------
     Net increase (decrease)............     $352,123    $227,064     $ 106,900  $ 154,476  ($144,691)
                                             ========    ========     =========  =========  =========

(1) Includes sales of CMO residuals which were carried at the lower of cost or market.


         Outstanding loan commitments of the Bank at December 31, 1997 amounted to $38.6 million for one- to four-family residential real estate loans
and $40.1 million for commercial real estate loans.   See "Regulation - Federal
Savings Association Regulation."

         RESIDENTIAL MORTGAGE LOANS. At December 31, 1997, the Bank had $717.4 million in residential mortgage loans representing 55.1% of the Bank's total loan portfolio. This amount represents a 16.8% increase in the dollar value of the residential loan portfolio. However, it also represents a 3.1% decrease in the percentage of the Bank's portfolio consisting of residential real estate loans as the Bank shifted its focus to emphasize the origination of consumer loans.

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

         Loans up to the maximum limits for single family homes of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") may be approved by qualified loan officers of the Bank. The Bank's Residential Loan Committee has single-family lending authority up to $500,000, if two members approve. Loans in excess of $500,000 must be approved by the Bank's Loan Committee (comprised of Messrs. Butvilas, Krupka, Janson, West and Sliwinski). Loans in excess of $2 million must also be approved by the Bank's Board of Directors.

         Title, fire and casualty insurance as well as surveys are generally required on all mortgage loans.

         D&N Bank also offers a variety of Adjustable Rate Mortgages, ("ARM") loans which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 30 years with rate adjustments every year or every three years during the term of the loan. ARMs currently originated by the Bank contain a 2% limit as to the maximum amount of change in the interest rate at any adjustment period and a 6% limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. At December 31, 1997, residential ARMs totaled $328 million, or 47% of the Bank's total residential one- to four-family mortgage loan portfolio. Of this total ARM portfolio, $197 million or 60% were purchased from others. Due to consumer demand, residential loans originated during 1997 were predominately fixed rate loans.

         Despite the benefits of ARMs to the Bank's asset/liability management program, such loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

         MORTGAGE-BACKED SECURITIES. The Bank on occasion purchases mortgage-backed securities to supplement residential loan production. The types of securities purchased are based upon the Bank's asset/liability management strategy and balance sheet objectives. In 1997, the Company purchased $107.5 million of fixed rate Collateralized Mortgage Obligations ("CMO") with expected average lives of 2.7 to 4.3 years. CMOs are securitiesderived by reallocating cash flows from mortgage pass-through securities or pools of mortgage loans held by a trust. The CMO securities purchased by the Bank in 1997 are backed by pass-through securities of either FHLMC, FNMA or Government National Mortgage Association ("GNMA").

         The Bank has in the past invested in interest only strip securities ("IOs") and principal only strip securities ("POs") as part of its asset/liability management strategy. At December 31, 1997, D&N had IOs with a book value and a market value of $1.4 million, and had no POs at that date.

         The following table sets forth information concerning the composition of D&N's mortgage-backed securities portfolio in dollar amounts and percentages, by type of security. See also Note F of Notes to Consolidated Financial Statements.

                                                                    December 31
                             -----------------------------------------------------------------------------------------------------
                                  1997                1996                 1995                 1994                   1993
 MORTGAGE-BACKED             ----------------    ---------------       ---------------     ----------------     ------------------
     SECURITIES              Amount   Percent    Amount  Percent       Amount  Percent     Amount  Percent      Amount     Percent
---------------------------  ------   -------    ------  -------       ------  -------     ------  -------      ------     -------
                                                                   (Dollars In thousands)
TYPE OF SECURITY
One- to four-family:
Mortgage-backed
    securities ........   $ 356,079   99.38%    $ 249,186   99.18%   $ 125,264   98.09%     147,988     97.81%   $166,284   96.69%

Interest only
    certificates ......       1,456    0.41         2,070    0.82        2,456    1.92        3,886      2.57       4,321    2.51
                          ---------   -----     ---------  ------    ---------  ------     --------    ------    --------  ------
Mortgage-backed
    securities, gross..     357,535   99.79       251,256  100.00      127,720  100.01      151,874    100.38     170,605   99.20

Net (discounts)
    premiums ..........         761    0.21          --      --            (11)  (0.01)        (581)    (0.38)      1,378    0.80
                          ---------  ------     ---------  ------     --------  ------     --------    ------    --------  ------

Mortgage-backed
    securities, net ...   $ 358,296  100.00%    $ 251,256  100.00%    $127,709  100.00%    $151,293   $100.00%   $171,983  100.00%
                          =========  ======     =========  ======     ========  ======     ========   =======    ========  ======




         INCOME PRODUCING PROPERTY LOANS. The Bank has historically originated and purchased both permanent and, to a substantially lesser extent, construction loans secured by income producing property and land development loans. Essentially all permanent income producing property loans originated by the Bank to date have been secured by real property located in Michigan.

         To a substantially lesser extent, the Bank has also purchased income producing property loans and participation interests in these loans outside of Michigan. These loans may be in the form of mortgage-backed securities, may have fixed or variable interest rates and most have been outstanding for three to twelve years. At December 31, 1997, $16.5 million of D&N's portfolio of income producing property loans were purchased loans.

       The following table shows the composition of the Bank's income producing
property and land development loans at December 31, 1997.   See "Non-
Performing Assets and Risk Elements."


                                                                     Amount Non-
                                          Loans         Percentage  Performing or
                                       Outstanding       of Total    of Concern
                                       -----------      ----------  -------------
                                               (Dollars in thousands)
Apartments and multi-family residences   $  20,111        19.54%         $   207
Other income producing property:
     Motels/hotels                          11,605        11.27             --
     Offices                                 6,974         6.78             --
     Mobile home parks                       2,139         2.08              103
     Shopping centers                       22,406        21.77              184
     Industrial                              4,822         4.68             --
     Nursing homes                           5,344         5.19               18
     Condominium development                 4,282         4.16             --
     Other                                   4,431         4.30             --
                                         ---------       ------          -------
     Total                                  82,114        79.77              512

Land development loans and other            42,298        41.09             --
                                         ---------       ------          -------
     Total                                 124,412       120.86          $   512
                                                                         =======
Allowance for losses                        (5,387)       (5.23)
Loans in process, deferred income and
     other miscellaneous credits           (16,091)      (15.63)
                                         ---------       ------
          Total                          $ 102,934       100.00%
                                         =========       ======


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

         The Bank has established programs to originate consumer loans including automobile loans, home improvement loans, home equity loans, student loans under various guaranteed student loan programs, loans to depositors secured by pledges of their deposit accounts and unsecured loans. Although consumer loans involve a higher level of risk than one- to four-family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity. The Bank has increased its origination of consumer loans during the past several years, and is continuing to emphasize these types of loans. At December 31, 1997, consumer loans totaled $449.6 million or 35% of the Bank's loan portfolio, an increase of $110.3 million or 33% from December 31, 1996.

         During 1997, net consumer loan charge-offs were $1,276,000 compared to $926,000 in 1996, $642,000 in 1995, $411,000 in 1994 and $354,000 in 1993.

         Indirect loan originations totaled $172.3 million in 1997. Indirect receivables amounted to $235.2 million at December 31, 1997 and make up 53% of the consumer loan portfolio. Indirect loans are underwritten according to the same guidelines as direct loans, and the maximum dollar exposure to any one dealer is typically limited to $5 million.

         Home equity loans and home equity credit lines are extended at fixed or variable rates of interest and normally do not exceed 80% of the property's appraised value less the amount owing, if any, on a first mortgage. Home equity loans are repaid according to fixed monthly payments over a maximum term of ten years. Home equity credit lines require a monthly interest payment based upon the outstanding balance. Home equity credit lines generally have five-year terms at which time the Bank may require payment in full or renew the loan for another five-year term. Amounts repaid are available for subsequent borrowing, subject to satisfactory loan performance.

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

LOANS TO ONE BORROWER

         Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. At December 31, 1997, the Bank's loans to one borrower limit was approximately $19.8 million. See "Regulation - Federal Regulation". At December 31, 1997, the Bank had no loans to one borrower in excess of its lending limit.


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

         The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1997. The amounts presented represent the total remaining principal balances of the related loans (before reserves for losses), rather than the actual payment amounts which are overdue.


                                                                  Real Estate
                                                   ---------------------------------------
                                                                         Income Producing
                                  Commercial         Residential            Property                Consumer
                              ----------------     ----------------     -----------------     -------------------
                              Number    Amount     Number    Amount     Number     Amount       Number     Amount
                              ------    ------     ------    ------     ------     ------      ------      ------
                                                           (Dollars in thousands)

Loans delinquent for:
    30 - 59 days                    5    $   298        90     $4,283        5     $ 7,301       562       $ 3,963
    60 - 89 days                    1        145        18        765        1          68       219         1,186
    90 days and over                2         72        44      2,110        5         512       153           804
                              -------    -------      ----     ------    -----     -------      ----       -------

    Total delinquent loans          8    $   515       152     $7,158       11     $ 7,881       934       $ 5,953
                              =======    =======      ====     ======   ======     =======      ====       =======


         Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser credit quality as "substandard," "doubtful" or "loss" assets. The regulation requires insured institutions to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances for loan losses for assets of 100% of the amount classified or charge off such amount. The OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general credit quality of the asset portfolio of an institution. At December 31, 1997, $8.5 million of the Bank's assets were classified as "substandard", none of such assets were classified as "doubtful" or as "loss". The Bank's classification of assets is consistent with OTS examination classifications.

         Hotels and motels account for $3.4 million of classified assets and apartments account for $2.0 million. The balance of classified assets consists of loans and real estate owned of various income producing properties, land, residential real estate and consumer loans. Classified assets amounting to $2.0 million, or 10% of total classified assets, are secured by real estate located in the state of California.


NONPERFORMING ASSETS AND RISK ELEMENTS

         Nonperforming assets, including other real estate owned, decreased to $5.3 million at December 31, 1997 compared to $8.1 million at December 31, 1996. The ratio of nonperforming assets to total assets was 0.29% at December 31, 1997 compared to 0.55% at December 31, 1996. Allowances for losses represented 199% of nonperforming assets at December 31, 1997.

         Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. In addition, residential mortgage loans and income producing property loans are placed on nonaccrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses. For 1997, the Bank would have recorded interest income of $369,000 if nonaccrual and restructured loans had performed in accordance with their original terms. The Bank recognized $52,000 of interest income on these loans in 1997.

         The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio:


                                                              December 31
                                          ------------------------------------------------
                                           1997      1996       1995        1994      1993
                                          ------    ------     ------      -----      ----
                                                   (Dollars in thousands)

Nonaccruing loans                        $ 3,552    $ 6,621    $ 8,225    $17,995    $30,102
Accruing loans delinquent
   more than 90 days                         274       --           24          5         13
Restructured loans                          --         --         --         --          166
                                         -------    -------    -------    -------    -------

   Total nonperforming loans               3,826      6,621      8,249     18,000     30,281
 Other real estate owned (OREO)            1,474      1,470      1,452      6,520     13,312
                                         -------    -------    -------    -------    -------

   Total nonperforming assets            $ 5,300    $ 8,091    $ 9,701    $24,520    $43,593
                                         =======    =======    =======    =======    =======

Nonperforming loans as a
   percentage of total loans                0.29%      0.62%      0.86%      2.17%      4.60%
                                         =======    =======    =======    =======    =======

Nonperforming assets as a
    percentage of total assets              0.29%      0.55%      0.79%      2.17%      4.04%
                                         =======    =======    =======    =======    =======

Allowance for loan losses as a
    percentage of  nonperforming loans    275.72%    166.77%    122.21%     46.38%     38.21%
                                         =======    =======    =======    =======    =======

Allowances for loan and OREO losses
   as a percentage of
   nonperforming assets                   199.04%    136.47%    105.29%     35.40%     28.03%
                                         =======    =======    =======    =======    =======


OTHER REAL ESTATE OWNED

         Other real estate owned, net of reserves, totaled $1.5 million at December 31, 1997, the same as at December 31, 1996. Other real estate owned consisted of single family homes, multi-family dwelling units and commercial real estate. At foreclosure, real estate is recorded at estimated fair value less disposal costs. Any difference between estimated fair value and the loan balance is charged to the allowance for loan losses.

         The largest asset in other real estate owned is a residential property located in Indiana. This asset had a carrying value of approximately $314,000 at December 31, 1997.


OTHER LOANS OF CONCERN

         In addition to nonperforming assets, the Bank has other loans of concern aggregating $14.1 million. These are loans which are currently performing but which demonstrate a specific weakness or weaknesses which, if not corrected, could cause failure of the borrower and default. These loans are closely monitored by management, and as the weaknesses are corrected, may be reclassified as acceptable loans.

         Included in other loans of concern at December 31, 1997, are two income producing property loans located in California and one in Michigan totaling $4.8 million that have all paid as agreed but, for various reasons, indicate potential payment concerns.


ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established at levels considered appropriate based on management's judgment of potential losses in residential, income producing and consumer loan portfolios. The loan portfolios are reviewed at least quarterly for changes in performance, collateral value and overall quality. Allocated allowances are established for problem loans with expected losses, and in addition, allowances are established for unidentified potential losses. Regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. A $1.4 million provision for potential loan losses was made in 1997, compared to $1.1 million in 1996 and $2.4 million in 1995. Management's judgment in determining the level of the allowance for loan losses is influenced by several factors during the quarterly reviews. These factors include, but are not limited to, past loan performance and loss experience, current economic and market conditions, collateral location and market values, industry and geographic concentrations and delinquency statistics and ratios. Management also considers the different levels of risk between income producing property loans, installment loans and one- to four-family residential loans. In addition, management considers the level of nonperforming assets and classified assets, the level of lending activity and the overall size of the loan portfolio.

         Income-producing property charge-offs were primarily due to writedowns of loans to estimated fair value. Consumer loan charge-offs increased somewhat, but charge-off ratios decreased as the consumer loan portfolio grew at a faster rate. See "Lending Activities" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following table sets forth an analysis of the Bank's allowance for loan losses:

                                                                         Year Ended December 31
                                             --------------------------------------------------------------------
                                               1997           1996            1995          1994            1993
                                             --------------------------------------------------------------------
                                                                              (Dollars in thousands)
Balance at beginning of year................  $11,042        $10,081        $ 8,349        $11,570        $15,611
Charge-offs:
  Residential mortgages.....................      290            314            169            110          1,136
  Mortgages on income producing property....      277           --            1,019          3,109          2,584
  Consumer loans............................    1,616          1,216            999            773            681
                                              -------------------------------------------------------------------
                                                2,183          1,530          2,187          3,992          4,401

                                     - 17 -

Recoveries:
  Residential mortgages..............................          --                 3             917               9              25
  Mortgages on income producing property.............          --             1,098             245             300               8
  Consumer loans.....................................           340             290             357             362             327
                                                           ------------------------------------------------------------------------
                                                                340           1,391           1,519             671             360
                                                           ------------------------------------------------------------------------

Net charge-offs......................................         1,843             139             668           3,321           4,041
Provision charged to operations......................         1,350           1,100           2,400             100            --
                                                           ------------------------------------------------------------------------

Balance at end of year...............................       $10,549         $11,042         $10,081         $ 8,349         $11,570
                                                           ========================================================================

Net charge-offs as a percentage
  of average loans...................................          0.15%           0.01%           0.07%           0.43%           0.59%
                                                           ========================================================================

Allowance for loan losses as a
  percentage of total loans..........................          0.80%           1.03%           1.05%           1.01%           1.76%
                                                           ========================================================================


            The following table summarizes the allocation of the allowance for loan losses by major categories at the dates indicated:

                                                                            December 31
                         ---------------------------------------------------------------------------------------------------------
                                 1997                   1996                   1995                  1994                1993
                         --------------------   ----------------------- -------------------- --------------------- ---------------
                                      Percent                 Percent              Percent              Percent            Percent
                                     of Loans                of Loans             of Loans              of Loans          of Loans
                         Amount      to Total    Amount      to Total   Amount    to Total   Amount     to Total   Amount to Total
                         ------     ----------   ------     ----------- ------    ---------- ------    ----------- ------ ---------
                                                                    (Dollars in thousands)
Residential mortgages    $   569        54%   $   859          57%      $ 1,170        63%   $   813      63%   $   429        60%
Mortgages on income
   producing property      5,386         9      6,314          10         6,115        11      6,423      17      9,617        19
Commercial loans             400         3        400           1           400         1         --      --         --        --
Consumer loans             4,194        34      3,469          32         2,396        25      1,113      20      1,524        21
                         ---------------------------------------------------------------------------------------------------------
            Total        $10,549       100%   $11,042         100%      $10,081       100%   $ 8,349     100%   $11,570       100%
                         ==================   ====================      ==================   ================   ==================



INVESTMENT ACTIVITIES


         As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by federal regulations which vary from time to time. See "Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

         Historically, the Bank has maintained liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow is regularly reviewed and updated to maintain adequate liquidity. For the month of December 1997, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable deposits and current borrowings) was 13.9%, which was in excess of regulatory requirements.

         The following table sets forth information concerning the Bank's investment securities at the dates indicated. See also Note E of Notes to Consolidated Financial Statements for additional information regarding the contractual maturities and weighted average yields of the Bank's investment securities.



                                                                                   December 31
                                                   ----------------------------------------------------------------------
                                                            1997                     1996                  1995
                                                   ----------------------------------------------------------------------
                                                      Book       Market        Book       Market      Book       Market
                                                      Value       Value        Value       Value      Value       Value
                                                   ----------------------------------------------------------------------
                                                                              (In thousands)
U.S. Treasury and government
   agencies and corporations................         $ 33,299    $ 33,369    $ 40,757    $ 40,801    $ 35,100    $ 35,229
U.S. Treasury available for sale............           44,764      44,860      57,996      58,000      40,656      40,899
Valuation allowance.........................               96        --             4        --           244       --
                                                     --------------------------------------------------------------------
                                                       78,159      78,229      98,757      98,801      76,000      76,128
Investment in Federal Home Loan
   Bank stock...............................           23,200      23,200      19,959      19,959      19,953      19,953
Other equity securities.....................               25          25          23          23         186         186
Other equity securities available
   for sale.................................            1,236       1,252       1,032       1,038         110         298
Valuation allowance.........................               16        --             6        --           187          --
                                                     --------------------------------------------------------------------
                                                     $102,636    $102,706    $119,777    $119,821    $ 96,436    $ 96,565
                                                     ====================================================================


        The book value and market value of investment securities at December 31, 1997, by maturity ranges, were as follows:

                                                                                                      Weighted
                                                                                       Market         Average
                                                                      Book Value        Value          Yield
                                                                     -----------------------------------------
                                                                                     (Dollars in thousands)
U. S. Treasury and government agencies
     and corporate securities maturing:
     In one year or less...................................          $ 67,859        $   67,987          5.95%
     After one year through five years.....................            10,204            10,242          6.04
Valuation allowance........................................                96                --            --
                                                                     -----------------------------------------

                                                                       78,159            78,229          5.95
Equity securities..........................................            24,461            24,477          7.85
Valuation allowance........................................                16                --            --
                                                                     -----------------------------------------
                                                                     $102,636        $  102,706          6.40%
                                                                     ========================================


SOURCE OF FUNDS

         GENERAL. Deposits are an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the FHLB of Indianapolis, other borrowings, reverse repurchase agreements, and at times has derived funds from loan and securities sales. Scheduled loan repayments are a relatively stable source of funds, while loan prepayments and deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support expanded activities. Historically, the Bank has borrowed primarily from the FHLB of Indianapolis, through institutional reverse repurchase agreements and, to a lesser extent, from other sources.

         DEPOSIT ACTIVITIES. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of accounts and rates. In recent years, market conditions have required the Company to rely increasingly on short-term accounts that are more responsive to market interest rates. The Bank offers regular savings accounts, checking accounts, various money market accounts, fixed interest rate certificates with varying maturities, negotiated rate certificates of deposit of $100,000 or above ("Jumbo CDs") and individual retirement accounts.

         The composition of the Bank's deposits at the end of recent periods is set forth in Note J of Notes to Consolidated Financial Statements. At December 31, 1997, the Company had no brokered deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Bank believes that, based on its experience over the past five years, its savings accounts are stable sources of deposits.



                                                                               December 31
                                          -------------------------------------------------------------------------
                                                   1997                  1996                     1995
                                          -------------------------------------------------------------------------
                                                        Percent                  Percent                  Percent
                                                          of                       of                       of
                                          Amount         Total      Amount        Total         Amount     Total
                                          -------------------------------------------------------------------------
                                                                (Dollars in thousands)
Regular Accounts:
  Savings accounts,
       1.75% - 5.07% .................    $  163,119      15.64%     $149,226      15.48%     $149,728       16.22%
  Checking and NOW accounts,
     0.00% - 2.50%....................       119,412      11.45       107,550      11.16        91,621        9.93
  Money market accounts,
     variable.........................        92,314       8.85        89,321       9.26        86,080        9.33
                                          ------------------------------------------------------------------------
         Total regular accounts.......       374,845      35.94       346,097      35.90       327,429       35.48
 Certificates:
     0.00 - 2.99%.....................         8,100       0.78         9,864       1.02         6,218        0.67
     3.00 - 4.99%.....................        19,955       1.91        74,620       7.74        67,887        7.36
     5.00 - 6.99%.....................       600,035      57.52       476,651      49.44       443,782       48.08
     7.00 - 8.99%.....................        35,368       3.39        52,073       5.40        59,847        6.48
     9.00 - 10.99%....................         3,746       0.36         3,894       0.40        16,310        1.77
                                         -------------------------------------------------------------------------
         Total certificates...........       667,204      63.96       617,102      64.00       594,044       64.36

 Accrued interest.....................         1,118       0.10           934       0.10         1,459        0.16
                                         -------------------------------------------------------------------------

        Total deposits................   $ 1,043,167     100.00%     $964,133     100.00%     $922,932      100.00%
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

        The following table sets forth the deposit flows at D&N Bank during the periods indicated.

                                                                         Year Ended December 31
                                                       ------------------------------------------------------
                                                               1997               1996               1995
                                                       ------------------------------------------------------
                                                                            (In thousands)

Opening balance..............................             $    964,133       $    922,932        $    817,674
Deposits.....................................                3,111,891          2,425,493           1,992,613
Withdrawals..................................               (3,075,490)        (2,422,882)         (1,922,325)
Interest credited............................                   42,449             39,115              34,801
Accrued interest.............................                      184               (525)                169
                                                          ------------       ------------        ------------

Ending balance...............................             $  1,043,167       $    964,133        $    922,932
                                                          ============       ============        ============


         The following table sets forth the change in dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                                                           Year Ended December 31
                                                           ----------------------------------------------------
                                                                1997               1996                 1995
                                                           ----------------------------------------------------
                                                                              (In thousands)
Savings accounts...................................         $   13,893          $    (502)          $  19,431
Checking and NOW accounts...........................            11,862             15,929                 137
Money market accounts...............................             2,993              3,241              (9,493)
Certificates with maturities:
   7 to 91 days.....................................               (76)             8,319              (2,162)
   92 days to 6 months..............................             9,211              1,133              12,448
   6 months to 1 year...............................            55,669             33,200              21,925
   1 year to 1 1/2 years............................            22,838             16,156              15,004
   1 1/2 years to 3 years...........................           (38,039)           (15,179)             34,840
   3 years to 10 years..............................            (6,105)           (26,232)              7,655
Negotiable rate certificates........................             6,604              5,661               5,304
                                                            -------------------------------------------------
   Increase (decrease)..............................            78,850             41,726             105,089
Change in accrued interest..........................               184               (525)                169
                                                            -------------------------------------------------

   Total increase (decrease)........................        $   79,034           $ 41,201           $ 105,258
                                                            =================================================

         The following table shows rate and maturity information for the Bank's deposits as of December 31, 1997.

                                                                            Interest Rate Range -- Certificates
                                                               ----------------------------------------------------------
                                                                    0.00      3.00          5.00           7.00      9.00
                                                     Percent         to         to           to             to        to
                                            Amount  of Total        2.99%     4.99%         6.99%          8.99%    10.99%
                                        --------------------   ----------------------------------------------------------
                                                                                     (Dollars in thousands)
Savings accounts...................      $ 163,119     15.64%        $ --       $   --     $   --         $  --    $  --
Checking and NOW accounts..........        119,412     11.45           --           --         --            --       --
Money market accounts..............         92,314      8.85           --           --         --            --       --
                                         --------------------------------------------------------------------------------
                                           374,845     35.94           --           --         --            --       --
Certificate accounts
  maturing in quarter ending:
03/31/98...........................        185,397     17.77             702      5,405     171,969         7,220     101
06/30/98...........................        152,006     14.57           2,630      3,696     139,056         6,498     126
09/30/98...........................        105,222     10.09           1,787      4,306      95,950         3,070     109
12/31/98...........................         89,006      8.53           1,781      2,765      80,540         3,729     191
03/31/99...........................         34,083      3.27             408      1,291      27,004         3,789   1,591
06/30/99...........................         26,515      2.54             171        793      20,983         3,037   1,531
09/30/99...........................          9,997      0.96            --          522       8,984           374      97
12/31/99...........................          7,236      0.69               4        210       6,739           283     --
03/31/2000.........................          7,204      0.69             180        229       4,785         2,010     --
06/30/2000.........................          9,282      0.89             120        226       6,028         2,908     --
09/30/2000.........................          6,092      0.58             189        138       5,699            66     --
12/31/2000.........................          3,677      0.35            --           26       3,438           213     --
Maturity over 3 years .............         31,507      3.02             128        348      28,860         2,171     --
                                       ---------------------         ----------------------------------------------------
   Total...........................    $   667,204     63.95         $ 8,100    $19,955    $600,035       $35,368  $3,746
                                                                     ====================================================

Interest accrued...................          1,118      0.10
                                       ---------------------

   Total deposits..................    $ 1,043,167    100.00%
                                       =====================


         The following table shows the scheduled maturities of certificates of deposit of $100,000 or greater as of December 31, 1997.

                                                        December 31, 1997
                                                        -----------------
                                                          (In thousands)
Certificates with maturities:
   Three months or less.............................        $ 39,016
   Over three through six months....................          20,366
   Over six through twelve months...................          21,915
   Over twelve months...............................          12,836
                                                            --------

         Total......................................        $ 94,133
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

         The following table sets forth the maximum month-end and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings as of the dates indicated:

                                                                          Year Ended December 31
                                                                  -------------------------------------
                                                                   1997           1996          1995
                                                                  -------------------------------------
                                                                             (In thousands)
Maximum Balance:
   Advances from FHLB..................................           $464,003       $338,003      $226,003
   Securities sold under
     agreements to repurchase..........................            181,055         74,621        52,579
   Other borrowings....................................             14,643         13,385        12,368

Average Balance:.......................................
   Advances from FHLB..................................            381,787        259,694       200,770
   Securities sold under
     agreements to repurchase..........................             98,471         40,095        24,020
   Other borrowings....................................              7,993          9,720        11,504


         The following table sets forth certain information as to the Bank's FHLB advances, securities sold under agreements to repurchase and other borrowings at the dates indicated. See also Note L of Notes to Consolidated Financial Statements.

                                                                               At December 31
                                                                  -------------------------------------
                                                                   1997           1996           1995
                                                                  -------------------------------------
                                                                           (Dollars in thousands)
   Advances from FHLB..................................           $464,003       $338,003      $226,003

Securities sold under agreements
     to repurchase.....................................            149,092         58,040          --

Other borrowings.......................................              6,428          7,994        10,292
                                                                  -------------------------------------

     Total borrowings..................................           $619,523       $404,037      $216,295
                                                                  =====================================

Weighted average interest
  rate of advances from FHLB...........................               5.91%          5.59%         5.82%

Weighted average interest rate
  of securities sold under agreements
  to repurchase........................................               5.80           5.66          --

Weighted average interest
  rate of other borrowings ............................              10.04           9.76          9.59

Weighted average interest
  rate of total borrowings.............................               5.93           5.68          6.00


         The following table sets forth the Bank's maturity and rate structure of FHLB advances as of December 31, 1997.

                                                     Weighted
                                                      Average
                                                        Rate              Amount
                                                    -------------------------------
                                                         (Dollars in thousands)
Matures within:
   One year.....................................         5.85%          $214,000(1)
   Two years....................................         5.99            179,000
   Three years..................................         5.92             70,000
   Four years...................................           --                 --
   Thereafter...................................         4.00              1,003
                                                       -------------------------
     Total FHLB advances.......................          5.91%          $464,003
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

As of December 31, 1997, the Bank's investment in stock of and loans to its subsidiaries (other than its special-purpose finance subsidiary and its Real Estate Investment Trust) was in compliance with the regulations and totaled $5.6 million. A federal institution may also invest up to 30% of its assets in special-purpose finance subsidiaries established and operated in accordance with federal regulations. The Bank's investment in its special purpose finance subsidiary, D&N Funding I Corp., was in compliance with these regulations at December 31, 1997. Federal law imposes special capitalization requirements on savings institutions such as the Bank which are engaged in activities through a subsidiary that are not permissible for national banks. See "Regulation -- Regulatory Capital Requirements." The following is a description of the Bank's service corporations.

         D&N Enterprises, Inc. ("Enterprises") was formed in 1972 for the purpose of developing real estate through joint venture arrangements. At December 31, 1997, the Company had a $300,000 investment in Enterprises and loans totaling approximately $1.5 million to the subsidiary.

         Enterprises entered into the Northside Joint Venture in March 1989 to acquire and develop commercial sites in Shelby Township, Michigan. Enterprises is in the process of marketing this property in its entirety.

         D&N Holdings, Inc. ("Holdings") was formed in 1985 and is involved in the sale of mortgage life insurance through its investment in Minnesota Mutual Life Insurance Company ("MIMLIC") and also offers insurance products and annuity contracts through Quincy Insurance Agency, Inc., a subsidiary of Holdings formed in 1995. In Michigan, MIMLIC's mortgage life insurance policies are marketed and sold primarily through Michigan savings institutions. At December 31, 1997, D&N Bank's investment in Holdings totaled approximately $200,000.

         MORTGAGE BANKING. On May 1, 1984, D&N Bank established a mortgage banking operation through a subsidiary, D&N Mortgage Corporation ("DNMC"). This subsidiary was relatively dormant from 1992 until 1995. Since restarting operations, D&N Mortgage Corporation has originated loans mainly for the Bank's portfolio. D&N Mortgage Corporation currently has four origination offices located in Michigan's lower peninsula in the cities of Grand Rapids, Hastings, West Bloomfield and St. Joseph. At December 31, 1997, the Bank had $2.4 million invested in this subsidiary.

         FINANCE SUBSIDIARY. In 1986, D&N Bank incorporated a special-purpose finance subsidiary, D&N Funding I Corp. ("Funding"). Funding was established solely for the purpose of issuing collateralized mortgage obligations ("CMOs"). In August 1986, Funding pledged $61.5 million in principal amount of FHLMC participation certificates to collateralize the issuance and sale of the CMOs from which the Bank received $56.4 million in net proceeds. The CMOs were sold through a third party conduit and were secured by the pledge of the participation certificates. D&N Bank reinvested the proceeds from the sale of the CMOs in residential and commercial mortgage loans.

NEW BANK SUBSIDIARY

         D&N Capital Corporation ("D&N Capital") is a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and is a Real Estate Investment Trust ("REIT"). All shares of common stock of D&N Capital are owned by D&N Bank.

         On July 17,1997, D&N Capital sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share (totaling $30,250,000). The Series A Preferred Shares are generally not redeemable prior to July 1, 2002. On or after July 1, 2002, the Series A Preferred Shares may be redeemed for cash at the option of the Bank, in whole or in part, at a redemption price of $25.00 per share. As part of this transaction, D&N Capital received $28,719,000 in net proceeds, after offering costs of $1,531,000. The net proceeds, along with the proceeds received from the sale of D&N Capital common stock to D&N Bank, were used to purchase $60,524,000 of mortgage loans from D&N Bank. The interest on these loans is being used to fund the dividends on D&N Capital's preferred and common stock.

         The preferred shares are treated as Tier-1 Capital by the Bank, and are traded on Nasdaq as DNFCP. During 1997, D&N Capital declared and paid preferred dividends totaling $1,217,563.


COMPETITION

         At December 31, 1997, the Bank ranked second among all savings institutions headquartered in the State of Michigan with respect to total assets.

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


EMPLOYEES

         At December 31, 1997, the Bank had 513 employees, including 94 part-time employees. Management considers its relations with its employees to be satisfactory. The Bank's employees are not represented by any collective bargaining group.

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

         George J. Butvilas, age 52. Joining D&N as President in May 1990, Mr. Butvilas was named Chief Executive Officer of the Bank in 1991 and Chief Executive Officer of the Company in 1992. He brought with him over 16 years experience as a commercial and community banker. Mr. Butvilas was formerly Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois.

         Frank R. Donnelly, age 57, is Senior Vice President/Commercial Lending of the Bank. He has been employed by the Bank in various capacities since 1965 and is presently responsible for the business and commercial real estate loan development for the Bank.

         Daniel D. Greenlee, age 45, is Senior Vice President/Controller of the Bank. He has been with D&N Bank in various capacities since 1984 and is presently responsible for the accounting, financial and regulatory reporting, financial analysis, tax and risk management functions of the Bank.

         Kenneth R. Janson, age 46, is Executive Vice President/Chief Financial Officer and Treasurer of the Company and the Bank. Prior to joining the Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University. Mr. Janson is responsible for directing the Bank's accounting, investment and investor relations functions.

         Robert J. Krupka, age 36, is Senior Vice President/Chief Credit Officer of the Bank. Prior to joining D&N Bank in March 1997, he was Commercial Loan Officer and Credit Manager with Old Kent Bank. Mr. Krupka is responsible for the commercial loan credit analysis and operations functions.

         Peter L. Lemmer, age 40, is Senior Vice President/General Counsel of the Company and the Bank. Prior to joining D&N Bank in October 1990, he held various positions involving legal services, the last five years as Senior Vice President/Compliance and Vice President, Associate General Counsel/Compliance Officer with Cal America Savings, later known as Columbus Savings, and American Federal Bank, respectively. Mr. Lemmer is responsible for the legal and regulatory functions of the Bank.

         Donald W. Schulze, age 47, is Senior Vice President/Human Resources of the Bank. He has been with D&N Bank in various capacities since 1986 and is presently responsible for the training and development, facilities management and human resources functions of the Bank.

         Alfred J. Sliwinski, age 51, is Executive Vice President/Community Banking. He has been employed by D&N Bank in various community banking capacities since May 1977 and is presently responsible for the community banking function of the Bank.

         Richard E. West, age 51, is Executive Vice President/Wholesale Lending. Prior to joining D&N Bank in January 1990, he was Servicing Manager for 20 years with Rothschild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, residential lending, consumer lending, bank operations and information systems functions of the Bank.

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


FEDERAL REGULATION

         The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of June 30, 1997. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS or the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit under this restriction was $19.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

 .
INSURANCE OF ACCOUNTS AND REGULATION BY THE FDIC

         The Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC- insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

         D&N Bank, will continue to be subject to an assessment to fund repayment of the Financing Corporation's bond obligation of 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.


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

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights
(MSRs) must be deducted from tangible capital. At December 31, 1997, the Bank had $2,136,000 of unamortized MSRs, none of which was required to be deducted from tangible capital.

         At December 31, 1997, the Bank had tangible capital of $119.5 million, or 6.55% of adjusted total assets, which is approximately $92.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

         At December 31, 1997, the Bank had core capital equal to $119.5 million, or 6.55% of adjusted total assets, which is $64.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

         The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1997 the Bank had $10.4 million of general loss reserves which could be counted as supplementary capital.

         On December 31, 1997, the Bank had total capital of $129.9 million (including $119.5 million in core capital and $10.4 million in qualifying supplementary capital) and risk-weighted assets of $1.08 billion (including $48.0 million in converted off-balance sheet assets); or total capital of 11.98% of risk-weighted assets. This amount was $43.1 million above the 8% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions. On December 31, 1997, the Bank had a Tier 1 risk-based capital ratio of 11.02%.

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

         Savings institutions that will meet their current minimum capital requirement following a proposed capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during the 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."


LIQUIDITY

         All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 4%, as changed during 1997.

         During 1997, the OTS lowered the minimum liquid asset ratio from 5% to 4%, and changed the definition of "liquid assets" to include obligations of the United States which have a remaining life greater than five years. This allows the Bank to use substantially all of its investment security and mortgage-backed security portfolios, which are not otherwise encumbered. The OTS also discontinued the 1% short-term liquid asset requirement.

         At December 31, 1997, the Bank was in compliance with the liquidity ratio requirement, with a liquid asset ratio of 13.9%.

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


QUALIFIED THRIFT LENDER TEST

         All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets as defined by regulation in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its inception.

         Any savings institution that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If the institution does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an institution that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Holding Company Regulation."

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

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See " Qualified Thrift Lender Test."

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


FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1997, the Bank had $23.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.56% and were 7.99% for calendar year 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderate priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate- income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

         For the year ended December 31, 1997, the dividends paid by the FHLB of Indianapolis to the Bank totaled $1.6 million. The $447,000 dividend received for the quarter ended December 31, 1997 reflects an annualized rate of 8.00%.


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

         D&N and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 1993. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of open returns (including returns of subsidiaries and predecessors of, or entities merged into, D&N) would not result in a deficiency which could have a material adverse effect on the financial condition of D&N and its consolidated subsidiaries. See Note M of Notes to Consolidated Financial Statements.

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


ITEM 2.       PROPERTIES

         At December 31, 1997, the Bank operated through 37 full service community banking offices, seven savings agency offices and four mortgage banking offices. The net book value of the land, buildings and leasehold improvements owned by D&N Bank at that date was $11,686,000, and the net book value of its office furniture, fixtures and equipment was $4,936,000.

         COMPUTER EQUIPMENT. D&N Bank processes all depositor and borrower customer files and transactions through a third party data services provider including general ledger accounting and information reporting. The book value of all computer equipment and software owned by the Bank was $934,000 at December 31, 1997. The Bank also leases an insignificant amount of data processing hardware and software.


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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


                                       PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               Page 52 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 6.        SELECTED FINANCIAL DATA

               Page 4 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               Pages 12 through 23 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8.        FINANCIAL STATEMENTS SUPPLEMENTARY DATA

               Pages 24 through 49 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.


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

                                     PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information concerning Executive Officers of the Company is contained on page 27 herein. Information concerning Directors of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.      EXECUTIVE COMPENSATION

              Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement or the Annual Meeting of Stockholders to be held in 1998, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

              Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for information contained under the heading "Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information concerning certain relationships and related transactions incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1998, except for the information contained under the heading Compensation Committee Report" and "Stockholder Return Performance Presentation." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K


         (a) (1)  Financial Statements

         The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

        Annual Report Section                                                 Pages in Annual Report
------------------------------------------------------                        ----------------------
Selected Financial Data                                                                   4

Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                                                         12 - 23

Report of Independent Auditors                                                            24

Consolidated Statements of Condition                                                      25

Consolidated Statements of  Income                                                        26

Consolidated Statements of
  Stockholders' Equity                                                                    27

Consolidated Statements of Cash Flows                                                     28

Notes to Consolidated Financial Statements                                              29 - 49

Stockholder Information                                                                   52

         (a) (2) Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

                                                              (A) (3)  EXHIBITS

                                                     Reference to              Sequential
                                                     Prior Filing             Page Number
                                                     or Exhibit              Where Attached/
Regulation                                           Number                    Located in
S-K Exhibit                                          Attached                This Form 10-K
  Number                     Document                  Hereto                     Report
-----------        ----------------------------      -------------           ---------------
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

    9              Voting Trust Agreement                None                Not applicable

   10              Material Contracts

                   1993 401(k) Plan & Trust               *                  Not applicable
                   (1994 Amendment)

                   1984 Stock Option Plan                 *                  Not applicable
                    (1995 Amendment)

                   1994 Management                        *                  Not applicable
                   Stock Incentive Plan
                   (1995 Amendment)

                   Employment Agreement of
                   G. Butvilas                            *                  Not applicable

   11              Statement re:  computation           Not required         Not applicable
                   of per share earnings

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

   21              Subsidiaries of Registrant           21                   Filed Herewith

   22              Published report regarding           None                 Not applicable
                   matters submitted to vote
                   of security holders

   23              Consent of Experts and               23                   Filed Herewith
                   Counsel

   24              Power of Attorney                    Not required         Not applicable


   27.1            Financial Data Schedule            27                     Page 104

   27.2            Financial Data Schedule

   27.3            Financial Data Schedule

   27.4            Financial Data Schedule

   27.5            Financial Data Schedule

   27.6            Financial Data Schedule

   27.7            Financial Data Schedule

   27.8            Fiancial Data Schedule

   27.9            Fiancial Data Schedule

   28              Information from reports           None                   Not applicable
                    furnished to state
                    insurance regulatory
                    authorities

   99              Additional exhibits                None                   Not applicable


--------------------

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

                                         D&N FINANCIAL CORPORATION


Date       March 25, 1998                By:   /s/ GEORGE J. BUTVILAS
     ---------------------------------         ---------------------------
                                               GEORGE J. BUTVILAS
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ GEORGE J. BUTVILAS              By:   /s/ KENNETH D. SEATON
     ---------------------------------         ---------------------------
     GEORGE J. BUTVILAS                        KENNETH D. SEATON
     Director, President and                   Director, Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer)

Date       March 25, 1998                Date       March 25, 1998
     ---------------------------------         ---------------------------


By:  /s/ JOSEPH C. BROMLEY               By:   /s/ MARY P. CAULEY
     ---------------------------------         ---------------------------
     JOSEPH C. BROMLEY                         MARY P. CAULEY
     Director                                  Director

Date       March 25, 1998                Date       March 25, 1998
     ---------------------------------         ---------------------------



By:  /s/ STEVEN COLEMAN                  By:   /s/ STANLEY A. JACOBSON
     ---------------------------------         ---------------------------
     STEVEN COLEMAN                            STANLEY A. JACOBSON
     Director                                  Director

Date       March 25, 1998                Date       March 25, 1998
     ---------------------------------         ---------------------------

By:  /s/ RANDOLPH P. PIPER               By:   /s/ B. THOMAS M. SMITH, JR.
     ---------------------------------         ---------------------------
     RANDOLPH P. PIPER                         B. THOMAS M. SMITH, JR.
     Director                                  Director

Date       March 25, 1998                Date        March 25, 1998
     ---------------------------------         ---------------------------


BY:  /s/ PETER VAN PELT                  By:   /s/ STEVEN E. ZACK
     ---------------------------------         ---------------------------
      PETER VAN PELT                           STEVEN E. ZACK
      Director                                 Director

Date       March 25, 1998                Date        March 25, 1998
     ---------------------------------         ---------------------------



By:  /s/ KENNETH R. JANSON
     ---------------------------------
     KENNETH R. JANSON
     Executive Vice President/
     Chief Financial Officer

Date       March 25, 1998
     ---------------------------------

                                                     Reference to              Sequential
                                                     Prior Filing             Page Number
                                                     or Exhibit              Where Attached/
Regulation                                           Number                    Located in
S-K Exhibit                                          Attached                This Form 10-K
  Number                     Document                  Hereto                     Report
-----------        ----------------------------      -------------           ---------------
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

    9              Voting Trust Agreement                None                Not applicable

   10              Material Contracts

                   1993 401(k) Plan & Trust               *                  Not applicable
                   (1994 Amendment)

                   1984 Stock Option Plan                 *                  Not applicable
                    (1995 Amendment)

                   1994 Management                        *                  Not applicable
                   Stock Incentive Plan
                   (1995 Amendment)

                   Employment Agreement of
                   G. Butvilas                            *                  Not applicable

   11              Statement re:  computation           Not required         Not applicable
                   of per share earnings

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

   21              Subsidiaries of Registrant           21                   Filed Herewith

   22              Published report regarding           None                 Not applicable
                   matters submitted to vote
                   of security holders

   23              Consent of Experts and               23                   Filed Herewith
                   Counsel

   24              Power of Attorney                    Not required         Not applicable


   27.1            Financial Data Schedule            27                   Filed Herewith

   27.2            Financial Data Schedule

   27.3            Financial Data Schedule

   27.4            Financial Data Schedule

   27.5            Financial Data Schedule

   27.6            Financial Data Schedule

   27.7            Financial Data Schedule

   27.8            Fiancial Data Schedule

   27.9            Fiancial Data Schedule

   28              Information from reports           None                   Not applicable
                    furnished to state
                    insurance regulatory
                    authorities

   99              Additional exhibits                None                   Not applicable


--------------------

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