Form 10-Q
period 1998-03-31
D&N FINANCIAL CORP
filed 1998-05-14
CIK 830143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
         (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1998
                                        -----------------------

                                                 OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        ---------   --------------------
         Commission file number              0-17137
                               -----------------------------------------

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

                        400 Quincy Street, Hancock, Michigan 49930
                  ------------------------------------------------------
                         (Address of principal executive offices)

                                       (906)  482-2700
                  ------------------------------------------------------
                  (Registrant's telephone number, including area code)


                  ------------------------------------------------------
                   (Former name, former address and former fiscal year,
                    if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [  ]
                           APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value                          9,141,774
   -----------------------------                  -------------------------
                (Class)                           (Shares Outstanding as of
                                                        April 30, 1998)
================================================================================

                           D&N FINANCIAL CORPORATION


                                      INDEX



                                                                    Page No.


         PART I   Consolidated statements of condition -
                       March 31, 1998 and December 31, 1997               3

                  Consolidated statements of income -
                       three months ended March 31, 1998 and 1997         4

                  Consolidated statements of cash flows -
                       three months ended March 31, 1998 and 1997         5

                  Notes to consolidated financial statements              6

                  Management's discussion and analysis of
                        Financial Condition and Results of Operations     9


         PART II  Other Information                                      16

                            D&N FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                                March 31    December 31
                                                                                 1998           1997
                                                                             ---------------------------
                                                                                    (In thousands)
                                                                             ---------------------------
ASSETS                                                                          (Unaudited)
   Cash and due from banks                                                   $     1,436    $    16,239
   Federal funds sold                                                                300            300
   Interest-bearing deposits in other banks                                        9,678          3,958
                                                                             --------------------------
       Total cash and cash equivalents                                            11,414         20,497

   Investment securities
       (market value of $49,021,000 in 1998 and $56,594,000 in 1997)              48,976         56,524
   Investment securities available for sale (at market value)                     40,903         46,112
   Mortgage-backed securities
       (market value $181,661,000 in 1998 and $199,525,000 in 1997)              179,969        198,050
   Mortgage-backed securities available for sale (at market value)               170,199        160,246
   Loans receivable (including loans held for sale
       of $9,889,000 in 1998 and $5,275,000 in 1997)                           1,392,265      1,311,508
       Allowance for loan losses                                                 (10,679)       (10,549
                                                                              -------------------------
       Net loans receivable                                                    1,381,586      1,300,959
   Other real estate owned, net                                                    1,291          1,474
   Federal income taxes                                                            1,138          1,129
   Office properties and equipment, net                                           17,068         16,621
   Other assets                                                                   14,995         13,703
                                                                             --------------------------
                              Total assets                                   $ 1,867,539    $ 1,815,315
                                                                             ==========================
LIABILITIES
   Checking and NOW accounts                                                 $   123,745    $   119,412
   Money market accounts                                                          94,482         92,314
   Savings deposits                                                              174,575        163,119
   Time deposits                                                                 644,436        667,204
   Accrued interest                                                                1,125          1,118
                                                                             --------------------------
       Total deposits                                                          1,038,363      1,043,167
   Securities sold under agreements to repurchase                                148,455        149,092
   FHLB advances and other borrowed money                                        518,976        470,431
   Advance payments by borrowers and investors held in escrow                     19,898         17,585
   Other liabilities                                                              11,474          8,239
                                                                             --------------------------
                              Total liabilities                                1,737,166      1,688,514

PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY                                        28,719         28,719

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value per share (1,000,000 shares
        authorized; none issued)                                                      --             --
   Common stock, $.01 par value per share (shares authorized - 25,000,000;
       shares outstanding - 9,197,224 in 1998 and 1997)                               92             92
   Additional paid-in capital                                                     76,218         77,025
                                                                             --------------------------
                              Total paid-in capital                               76,310         77,117

   Retained earnings - substantially restricted                                   25,060         21,042
   Less: Cost of treasury stock (62,469 shares in 1998 and 98,129 in 1997)        (1,061)        (1,581)
   Accumulated other comprehensive income - unrealized holding gains on debt
            securities available for sale, net of tax                              1,345          1,504
                                                                             --------------------------
                              Total stockholders' equity                         101,654         98,082
                                                                             --------------------------
                                                                             $ 1,867,539    $ 1,815,315
                                                                             ==========================

See Notes to Consolidated Financial Statements.

                            D&N FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  1998           1997
                                                           -------------------------------
                                                           (In thousands, except per share)
                                                           --------------------------------
INTEREST INCOME
   Loans                                                      $ 26,829          $ 21,937
   Mortgage-backed securities                                    6,145             4,436
   Investments and deposits                                      1,573             1,962
                                                              --------------------------
       TOTAL INTEREST INCOME                                    34,547            28,335

INTEREST EXPENSE
   Deposits                                                     11,985            11,288
   Securities sold under agreements to repurchase                1,991               759
   FHLB advances and other borrowed money                        7,366             4,953
                                                              --------------------------
       TOTAL INTEREST EXPENSE                                   21,342            17,000
                                                              --------------------------
       NET INTEREST INCOME                                      13,205            11,335
Provision for loan losses                                          525               300
                                                              --------------------------
       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                                12,680            11,035
NONINTEREST INCOME
  Loan administrative fees                                         535               521
  Deposit related fees                                           1,045               921
  Gain on sale of loans held for sale                              885                31
  Other income                                                     736               135
                                                              --------------------------
       TOTAL OPERATING NONINTEREST INCOME                        3,201             1,608

NONINTEREST EXPENSE
  Compensation and benefits                                      4,822             4,067
  Occupancy                                                        816               780
  Other expense                                                  3,196             2,567
                                                              --------------------------
       GENERAL AND ADMINISTRATIVE EXPENSE                        8,834             7,414
  Other real estate owned, net                                      18               (22)
  Federal deposit insurance premiums                               243               176
                                                              --------------------------
       TOTAL NONINTEREST EXPENSE                                 9,095             7,568
                                                              --------------------------
       INCOME BEFORE INCOME TAX EXPENSE                          6,786             5,075
  Federal income tax expense                                     2,208             1,781
                                                              --------------------------
       INCOME BEFORE PREFERRED STOCK DIVIDENDS                   4,578             3,294
  Preferred stock dividends of subsidiary                          681              --
                                                              --------------------------
       NET INCOME                                             $  3,897          $  3,294
                                                              ==========================

Earnings per share:

                           BASIC                              $   0.43          $   0.36
                                                              ==========================
                           DILUTED                            $   0.41          $   0.35
                                                              ==========================



See Notes to Consolidated Financial Statements.

                            D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                                March 31,
                                                                           1998           1997
                                                                      -------------------------
                                                                            (In thousands)
                                                                      -------------------------
OPERATING ACTIVITIES
Net income                                                            $   3,897      $   3,294
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan losses                                              525            300
     Depreciation and amortization of office
          properties and equipment                                          541            501
     Amortization of net premium (discounts)
          on purchased loans and securities                                (675)           108
     Originations and purchases of loans held for sale                  (37,607)        (5,297)
     Proceeds from sales of loans held for sale                          52,097         11,408
     Gain on sale of loan servicing rights                                 (193)            --
     Amortization and writedowns of loan servicing rights                   187             73
     Other                                                                  708          1,859
                                                                      ------------------------
             Net cash provided by operating activities                   19,480         12,246
INVESTING ACTIVITIES
     Proceeds from maturities of investment securities                   14,986         22,988
     Purchase of investment securities to be held to maturity            (2,450)       (42,713)
     Principal collected on mortgage-backed securities                   32,530         14,213
     Purchases of mortgage-backed securities                            (24,894)       (36,584)
     Loans purchased                                                    (69,219)       (27,215)
     Net change in loans receivable                                     (24,123)        (5,196)
     Decrease in other real estate owned                                    183            244
     Sales of loan servicing rights                                         193             --
     Purchases of office properties and equipment                          (978)          (733)
                                                                      ------------------------
             Net cash used by investing activities                      (73,772)       (74,996)
FINANCING ACTIVITIES
     Net change in time deposits                                        (22,767)        44,333
     Net change in other deposits                                        17,956         (1,022)
     Proceeds from notes payable, securities sold under
       agreements to repurchase and other borrowed money                115,000        120,846
     Payments on maturity of notes payable, securities sold under
       agreements to repurchase and other borrowed money                (67,127)      (107,440)
     Net change in advance payments by borrowers and investors
         held in escrow                                                   2,313         (2,281)
     Common stock cash dividend                                            (457)            --
     Proceeds from issuance of stock                                        408             52
     Purchases of Treasury stock/warrants                                  (364)          (680)
     Tax benefit on Exercise of Stock options (FAS 109)                     247             --
                                                                      ------------------------
             Net cash provided by financing activities                   45,209         53,808
                                                                      ------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (9,083)        (8,942)
Cash and cash equivalents at beginning of period                         20,497         12,789
                                                                      ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  11,414      $   3,847
                                                                      ========================

Noncash Transactions:
Issuance of Treasury Stock and exercise of Stock Options              $     884      $      91
                                                                      ========================




See notes to consolidated financial statements

                           D&N FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2: EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", for the year ended December 31, 1997. The earnings per share for the three months ended March 31, 1997 have been restated to comply with this standard.

Basic earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period.

The company had stock options which are considered to be potentially dilutive to common stock. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding during the applicable period adjusted for these potentially dilutive options.

The following table sets forth the computation of per share earnings as provided in SFAS 128, and illustrates the dilutive effect of options outstanding.


                                                                        Three months ended
                                                             March 31, 1998                March 31, 1997
                                                       -------------------------       --------------------
                                                                       Earnings                   Earnings
                                                       Shares          per share       Shares     per Share
                                                       ------          ---------       ------     ---------
                                                            (In thousands, except per share earnings)
Basic EPS                                              9,115         $   0.43          9,173      $   0.36
Net dilutive effect of stock
  options outstanding                                    380            (0.02)           264         (0.01)
                                                       -----         --------          -----      --------
Diluted EPS                                            9,495         $   0.41          9,437      $   0.35
                                                       =====         ========          =====      ========

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


Changes in the allowance for loan losses are summarized as follows:


                                                                    Three Months Ended
                                                                         March 31,
                                                                 1998               1997
                                                               ---------------------------
                                                                      (In thousands)
Balance at beginning of period                                 $ 10,549           $ 11,042
Charge-offs:
   Single family                                                     10                 53
   Installment                                                      458                381
                                                               ----------------------------
        Total                                                       468                434
Recoveries:
   Installment                                                       73                 79
                                                               ----------------------------
         Net charge-offs                                            395                355
Provision charged to operations                                     525                300
                                                               ----------------------------
Balance at end of period                                       $ 10,679           $ 10,987
                                                               ============================


NOTE 4: FEDERAL INCOME TAXES

The liability method is used in accounting for federal income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTE 5: COMPREHENSIVE INCOME

The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three months ended March 31, 1998 and 1997 was as follows:



                                                                Three Months ended
                                                                     March 31,
                                                                1998          1997
                                                                ------------------
                                                                   (In thousands)

      Net Income                                                  $ 3,897        $ 3,294

   Accumulated other comprehensive income

         Unrealized holding gains and losses
              on debt securities available for sale,
              net of tax                                             (159)           (15)
                                                                  -------        -------

   Total accumulated other comprehensive income                      (159)           (15)
                                                                  -------        -------

                     Total Comprehensive Income                   $ 3,738        $ 3,279
                                                                  =======        =======

                            D&N FINANCIAL CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three-month periods ended March 31, 1998 and 1997. Ratios for the three-month periods are stated on an annualized basis. Results of operations for 1998 period are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

 NET INCOME

        The Company recorded net income for the quarter ended March 31, 1998 of $3.9 million, compared to a net income of $3.3 million in the first quarter of 1997. Return on assets and return on equity were 0.85% and 15.55%, respectively, during the quarter ended March 31, 1998, compared to 0.89% and 15.07%, respectively, during the quarter ended March 31, 1997. The increase in net income was due to increased net interest income of $1.9 million, increased gain on sale of loans for sale of $854,000 and an increase in other income of $601,000. These increases were partially offset by an increase in general and administrative expenses of $1.4 million, payment of preferred stock dividends of subsidiary of $681,000 and an increase in federal income tax expense of $427,000.


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

         Net interest income increased $1.9 million to $13.2 million for the quarter ended March 31, 1998 compared to $11.3 million for the quarter ended March 31, 1997. The increase in net interest income was due to increased loan and mortgage-backed security portfolio, partially offset by increased borrowing volume.


         By increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earnings and to realize increased net yields. The result of these factors is that net interest income has steadily improved.


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

         The Company recorded a $525,000 provision for loan losses during the quarter ended March 31, 1998 and a $300,000 provision during the quarter ended March 31, 1997.


   NONINTEREST INCOME

         Total noninterest income increased to $3.2 million during the quarter ended March 31, 1998, from $1.6 million recorded during the quarter ended March 31, 1997. The majority of this increase was due to a $854,000 increase in gain on sale of loans available for sale. Deposit related fees were approximately $124,000 in the current year quarter primarily due to an increase in NSF fee income. Other income increased by approximately $601,000 due to a sale of purchased mortgage servicing rights, and a recovery on a previously written-off investment.


    NONINTEREST EXPENSE

         Total noninterest expense increased $1.5 million to $9.1 million during the quarter ended March 31, 1998, from $7.6 million recorded in the first quarter of 1997. The major expense increases were $755,000 in compensation and benefits, reflecting staffing levels to handle increased loan volumes and incentives paid on those increased volumes, and $629,000 increase in other expense. The areas of greatest increase in other expense were office, data processing and marketing .



FINANCIAL CONDITION


         Total assets at March 31, 1998 were $1.87 billion, an increase of $52.2 million from December 31, 1997. Earning assets represented approximately 98% of total assets as of March 31, 1998, substantially the same as at year-end 1997.

   CASH, DEPOSITS AND INVESTMENT SECURITIES

         Cash, deposits and investment securities were $101.3 million at March 31, 1998, down $21.8 million from December 31, 1997. This decrease was the result of runoff in D&N's non-mortgage liquidity portfolio of approximately $15.2 million in U.S. Treasury Securities, and reductions in cash and cash equivalents of $9.1 million, partially offset by a $2.5 million increase in FHLB stock.

   MORTGAGE-BACKED SECURITIES

         Mortgage-backed securities decreased $8.1 million to $350.2 million at March 31, 1998. During the period, the Company purchased $24.9 million of government agency collateralized mortgage obligations, with a weighted average yield of 6.40% and a weighted average life of 3.9 years. The entire mortgage-backed securities portfolio experienced repayments and amortization during the period of $32.8 million plus a decrease of $227,000 in market value recognized through stockholders' equity on mortgage-backed securities available for sale.


   NET LOANS RECEIVABLE

         Net loans receivable increased $80.6 million during the period to $1.38 billion at March 31, 1998. Loan originations of $218.2 million and purchases of $68.3 million exceeded repayments of $154.7 million and sales of $51.2 million. Loan originations and purchases during the three months ended March 31, 1998 were $84.3 million for consumer loans, while residential mortgage loans and commercial loans were $169.9 million and $32.3 million, respectively.

     NONPERFORMING ASSETS AND RISK ELEMENTS

         The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.



                                                                   March 31,      December 31,
                                                                     1998             1997
                                                                --------------------------------
                                                                   (Dollars in thousands)
Nonaccruing loans                                               $   9,053            $   3,552
Accruing loans delinquent more
     than 90 days                                                     150                  274
                                                                ------------------------------
     Total nonperforming loans                                      9,203                3,826
Other real estate owned (OREO)                                      1,291                1,474
                                                                ------------------------------
     Total nonperforming assets                                 $  10,494            $   5,300
                                                                ==============================

Nonperforming loans as a
     percentage of total loans                                       0.66%                0.29%
                                                                ===============================

Nonperforming assets as a
     percentage of total assets                                      0.56%                0.29%
                                                                ===============================

Allowance for loan losses as a
     percentage of nonperforming loans                             116.04%              275.72%
                                                                ===============================

Allowances for loan and OREO
  losses  as a percentage of
  nonperforming assets                                             101.76%              199.04%
                                                                ===============================



         Nonperforming assets, before allowances for loans and OREO losses, increased $5.2 million during the period, primarily as three commercial real estate loans were downgraded.

MORTGAGE SERVICING RIGHTS (MSRS)

         The Company's net investment in MSRs increased slightly during the period, to $2.4 million. The following table details activity in the portfolio for the periods indicated.

                                                              Three Months             Year
                                                                 Ended                 Ended
                                                             March 31, 1997        December 31, 1997
                                                             ----------------------------------------
                                                                      (Dollars in thousands)
Balance at beginning of period                                  $  2,136              $  1,443
Additions:
   Capitalized servicing                                             595                 1,236
                                                                --------              --------
           Total                                                     595                 1,236

Reductions:
   Scheduled amortization                                                    112              321
   Additional amortization due
     to changes in prepayment
     assumptions                                                             (13)             222
   Sale of Servicing                                                         243             --
                                                                    ------------         --------
           Total                                                             342              543
                                                                    ------------         --------

Balance at end of period                                            $      2,389         $  2,136
                                                                    ============         ========

Fair market value at end of period                                  $      2,498         $  2,389
                                                                    ============         ========

   DEPOSITS

         Deposits decreased $4.8 million during the period to $1.04 billion at March 31, 1998. Certificates of deposit decreased $22.8 million and savings deposits increased $11.5 million, while checking accounts increased $4.3 million and money market accounts increased $2.2 million. The Company's cost of deposits decreased to 4.62% at March 31, 1998, compared to 4.74% at December 31, 1997, reflecting general decreases in market rates of interest.

   BORROWINGS

         Total borrowings increased $47.9 million during the period to $667.4 million at March 31, 1998 in order to fund loan demand. The Company's cost of borrowings was 5.82% at March 31, 1998, compared to 5.94% at December 31, 1997.

   CAPITAL

         According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at March 31, 1998 exceeded these requirements.

                                                                           Tier 1
                               Tangible       Core        Risk-Based    Risk-based
                                Capital      Capital       Capital       Capital
                               --------      -------      ----------    ----------
                                               (Dollars in thousands)
Actual capital                $123,515      $123,515      $134,049      $123,515
Required capital                28,370        56,740        91,803        45,902
                              --------      --------      --------      --------
Excess capital                $ 95,145      $ 66,775      $ 42,246      $ 77,613
                              ========      ========      ========      ========

Actual ratio                      6.53%         6.53%        11.68%        10.76%
                              ========      ========      ========      ========

Required ratio                    1.50%         3.00%         8.00%         4.00%
                              ========      ========      ========      ========

         Consolidated stockholders' equity was $101.7 million at March 31, 1998 and represents 5.44% of consolidated assets.

     LIQUIDITY

         Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, U. S. Government Securities and other specified assets, equal to at least 4% of net withdrawable accounts and borrowings payable in one year or less. For March 1998, the Bank's average liquidity ratio was 15.4%. At March 31, 1998, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $147 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

     REGULATORY INSURANCE

         The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF, which together with the BIF (Bank Insurance Fund), are the two insurance funds administered by the FDIC. The assessment for SAIF insured institutions is 6.5 cents per $100 of deposits while BIF insured institutions pay 1.3 cents per $100 of deposits until the year 2000, when the assessment will be imposed at the same rate on all FDIC insured institutions.

     NEW ACCOUNTING STANDARD

         In February, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS revises employers disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Statement standardizes the disclosure requirement for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Statement is effective for the Bank's financial statements for the year ended December 31, 1998.


     YEAR 2000 COMPLIANCE

     D&N utilizes various electronic computer systems for the delivery of its financial services products, for the maintenance of its financial and other business records, and for general management purposes. Some if these systems include legacy procedures that may have been designed and historic data that may have been stored in such a manner that inconsistences or failures might occur when dates from the new millennium are considered. Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer systems include financial control applications provided by M&I Data Services, Inc.; mortgage lending application provided by ALLTEL Information Services, Inc. And FiTech, Inc.; and internally maintained micro-computer and network systems which support management functions and communication. D&N is working closely with its data services vendors to ascertain that their applications, upon which the Bank relies, will be certifiable as compliant by the end of 1998.

     D&N has determined that its internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software, are Year 2000 compliant as currently installed.

     D&N's duty is to monitor the progress of its vendors toward the attainment of compliance and to test for compliance. At this time, D&N deems the progress attained by each of its service bureau vendors to achieve Year 2000 compliance in a timely fashion to be acceptable.

                            D&N FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS
                    None

ITEM 2:  CHANGES IN SECURITIES
                    None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                    None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The annual meeting of stockholders was held on April 30, 1998.

               (b) The matters approved by stockholders at the annual meeting and the number of votes cast for, against and withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:

                    Election of the following Director for a three-year term:


                                                                                                          Broker
                                                                  For               Withheld             Non-Votes
                                                               ---------            ---------            ---------
                     Stanley A. Jacobson                       7,959,596               30,749               --
                     Randolph P. Piper                         7,958,620               31,725               --
                     Kenneth D. Seaton                         7,923,963               66,382               --


                     Ratification of Coopers and Lybrand L.L.P. as auditors for the Fiscal year ended December 31, 1998.

                     For                                       7,955,900
                     Against                                      19,138
                     Abstain                                      15,307
                     Broker Non-Votes                              - 0 -


                            D&N FINANCIAL CORPORATION

                     PART II - OTHER INFORMATION (CONTINUED)



ITEM 5:   OTHER INFORMATION

     On April 16, 1998, D&N Capital Corporation (a subsidiary of D&N Bank), and the Company, filed a registration statement (Form S-8) with the Securities and Exchange Commission relating to 160,000 shares of the Company's Common Stock, par value $.01 per share and 20,000 shares of D&N Capital Corporation's Preferred Stock, par value $25 per share, to be offered pursuant to the D&N Bank 401(k) Plan and Trust.

     On April 30, 1998, the Company announced that a definitive agreement had been signed with First of America Bank NA of Kalamazoo, Michigan, for the acquisition by the Company of approximately $71 million in deposits and the fixed assets of seven bank offices. Three of the offices, located in Manchester, Maybee and Temperance, are in southeast Michigan. The others, in Munising, Gwinn, Stambaugh and Caspian, are located in the Upper Peninsula of Michigan. The purchase is subject to regulatory approval.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibits are included herein:

                     (27)     Financial Data Schedule

                     (99)     Additional exhibits

                              I.      Interest rate/volume analysis:
                                          quarter ended 3/31/98 vs.
                                          quarter ended 3/31/97 and

               (b) Reports on Form 8-K:

                              No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

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








                                              D&N FINANCIAL CORPORATION





                                             /s/ George J. Butvilas
                                             ----------------------------------
                                             George J. Butvilas, President and
                                             Chief Executive Officer






                                             /s/ Kenneth R. Janson
                                             ----------------------------------
                                             Kenneth R. Janson,
                                             Executive Vice President/Chief
                                             Financial Officer and Treasurer





Date: May 14, 1998

                                Exhibit Index
                                -------------

Exhibit No.            Description
-----------            -----------
   27                  Financial Data Schedule

   99.1                Operating Margin and Rate Volume Analysis