Form 10-Q
period 1998-06-30
D&N FINANCIAL CORP
filed 1998-08-13
CIK 830143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended          June 30, 1998
                                            -----------------------------

                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                           ----------    ----------

             Commission file number      0-17137
                                  -------------------

                            D&N Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                             38-2790646
       ----------------------------   -----------------------------------
       (State or jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                  400 Quincy Street, Hancock, Michigan 49930
                  ------------------------------------------
                   (Address of principal executive offices)

                                 (906) 482-2700
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changes since last report)

          Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [ X ]     No  [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $0.01 par value                      9,157,226
  ------------------------------------       ----------------------------
           (Class)                       (Shares Outstanding of July 31, 1998)

===============================================================================

                            D&N FINANCIAL CORPORATION


                                      INDEX


                                                                        Page No.


PART I          Consolidated statements of condition -
                       June 30, 1998 and December 31, 1997                  3


                Consolidated statements of income -
                      three months ended June 30, 1998 and 1997
                      six months ended June 30, 1998 and 1997               4

                Consolidated statements of cash flows
                      six months ended June 30, 1998 and 1997               5

                Notes to consolidated financial statements                  6

                Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         9


PART II         Other Information                                          17

                            D&N FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                                            June 30            December 31
                                                                                              1998                1997
                                                                                        ----------------------------------
                                                                                                     (IN THOUSANDS)
                                                                                        ----------------------------------
                                                                                        (Unaudited)
ASSETS
   Cash and due from banks                                                          $      11,882          $     16,239
   Federal funds sold                                                                       4,500                   300
   Interest-bearing deposits in other banks                                                 9,002                 3,958
                                                                                    -----------------------------------
             Total cash and cash equivalents                                                25,384                20,497

   Investment securities
      (market value of $58,949,000 in 1998 and $56,594,000 in 1997)                         58,917                56,524
   Investment securities available for sale (at market value)                               36,937                46,112
   Mortgage-backed securities
      (market value $240,635,000 in 1998 and $199,525,000 in 1997)                         239,444               198,050
   Mortgage-backed securities available for sale (at market value)                         225,552               160,246
   Loans receivable (including loans held for sale of $10,630,000 in 1998
      and $5,275,000 in 1997)                                                            1,286,996             1,311,508
      Allowance for loan losses                                                            (10,733)              (10,549)
                                                                                     -----------------------------------
      Net loans receivable                                                               1,276,263             1,300,959
   Other real estate owned, net                                                              1,295                 1,474
   Federal income taxes                                                                      1,062                 1,129
   Office properties and equipment, net                                                     17,234                16,621
   Other assets                                                                             15,916                13,703
                                                                                     -----------------------------------
                                                                                     $   1,898,004          $  1,815,315
                                                                                     ===================================
LIABILITIES
   Checking and NOW accounts                                                         $     126,882          $    119,412
   Money market accounts                                                                    98,136                92,314
   Savings deposits                                                                        189,942               163,119
   Time deposits                                                                           664,131               667,204
   Accrued interest                                                                          1,045                 1,118
                                                                                     -----------------------------------
      Total deposits                                                                     1,080,136             1,043,167
   Securities sold under agreements
      to repurchase                                                                        133,481               149,092
   FHLB advances and other borrowed money                                                  523,605               470,431
   Advance payments by borrowers and
      investors held in escrow                                                              19,677                17,585
   Other liabilities                                                                         6,657                 8,239
                                                                                     -----------------------------------
                             Total liabilities                                           1,763,556             1,688,514

PREFERRED STOCK OF SUBSIDIARY                                                               28,719                28,719

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value per share (1,000,000 shares authorized;
      none issued)                                                                              --                   --
   Common stock, $.01 par value per share (shares authorized - 25,000,000;
      shares outstanding - 9,197,224 in 1998 and 1997)                                          92                    92
   Additional paid-in  capital                                                              75,946                77,025
                                                                                     -----------------------------------
                             Total paid-in capital                                          76,038                77,117

   Retained earnings - substantially restricted                                             28,769                21,042
   Less:  Cost of treasury stock (39,998 shares in 1998 and 98,129 in 1997)                   (549)               (1,581)
   Unrealized holding gains on debt securities available for sale,
      net of tax                                                                             1,471                 1,504
                                                                                     -----------------------------------
                             Total stockholders' equity                                    105,729                98,082
                                                                                     -----------------------------------
                                                                                     $   1,898,004          $  1,815,315
                                                                                     ===================================


See Notes to Consolidated Financial Statements

                            D&N FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)







                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                 JUNE 30,                    JUNE 30,
                                                                            1998            1997           1998      1997
                                                                         --------------------------------------------------
                                                                                        (In thousands, except per share)
                                                                         --------------------------------------------------

      INTEREST INCOME
        Loans                                                            $   26,831      $  23,598     $  53,660     $ 45,535
        Mortgage-backed securities                                            6,047          4,625        12,192        9,061
        Investments and deposits                                              1,490          2,070         3,063        4,032
                                                                         -------------------------     ----------------------
             TOTAL INTEREST INCOME                                           34,368         30,293        68,915       58,628

      INTEREST EXPENSE
        Deposits                                                             11,997         11,987        23,982       23,275
        Securities sold under agreements to repurchase                        1,316          1,147         3,307        1,906
        FHLB advances and other borrowed money                                7,736          5,350        15,102       10,303
                                                                         -------------------------     ----------------------
             TOTAL INTEREST EXPENSE                                          21,049         18,484        42,391       35,484
                                                                         -------------------------     ----------------------
             NET INTEREST INCOME                                             13,319         11,809        26,524       23,144

        Provision for loan losses                                               550            300         1,075          600
                                                                         =========================     ======================
             NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                                       12,769         11,509        25,449       22,544

      Noninterest income:
        Loan administrative fees                                                454            516           989        1,037
        Deposit related fees                                                  1,083            918         2,128        1,839
        Gain on sale of loans held for sale                                   1,146            189         2,031          220
        Other income                                                            207            183           943          318
                                                                         =========================     ======================
             TOTAL OPERATING NONINTEREST INCOME                               2,890          1,806         6,091        3,414

        Gain on sale of mortgage-backed securities                              --             539          --            539
                                                                         -------------------------     ----------------------
             TOTAL NONINTEREST INCOME                                         2,890          2,345         6,091        3,953

      Noninterest expense:
        Compensation and benefits                                             5,026          4,301         9,848        8,368
        Occupancy                                                               826            745         1,642        1,525
        Other expense                                                         3,257          3,133         6,453        5,700
                                                                         -------------------------     ----------------------
             GENERAL AND ADMINISTRATIVE EXPENSE                               9,109          8,179        17,943       15,593
        Other real estate owned, net                                            (19)            11            (1)         (11)
        Federal deposit insurance premiums                                      244            159           487          335
                                                                         -------------------------     ----------------------
             TOTAL NONINTEREST EXPENSE                                        9,334          8,349        18,429       15,917
                                                                         -------------------------     ----------------------
             INCOME BEFORE INCOME TAX EXPENSE                                 6,325          5,505        13,111       10,580
        Federal income tax expense                                            1,663          1,926         3,871        3,707
                                                                         -------------------------     ----------------------
             INCOME BEFORE PREFERRED STOCK DIVIDENDS                          4,662          3,579         9,240        6,873
        Preferred stock dividends of subsidiary                                 680           --           1,361           --
                                                                         -------------------------     ----------------------
             NET INCOME                                                  $    3,982      $   3,579     $   7,879     $  6,873
                                                                         =========================     ======================

        Earnings per share:

                          BASIC                                          $     0.44      $    0.39     $    0.86     $   0.75
                                                                         =========================     ======================
                          DILUTED                                        $     0.42      $    0.38     $    0.83     $   0.73
                                                                         =========================     ======================



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            D&N FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                          1998                 1997
                                                                                     ----------------------------------
                                                                                               (IN THOUSANDS)
                                                                                     ----------------------------------
    OPERATING ACTIVITIES
        Net Income                                                                      $    7,879         $     6,873
        Adjustments to reconcile net income to net cash
        provided by operating activities:
           Provision for loan losses                                                         1,075                 600
           Depreciation and amortization of office properties and equipment                  1,114                 979
           Amortization of net premiums (discounts) on purchased
             loans and securities                                                            2,575                (186)
           Originations and purchases of loans held for sale                               (68,958)            (16,671)
           Proceeds from sales of loans held for sale                                      143,396              19,583
           Gain on loans and mortgage-backed securities available for sale                      --                (539)
           Gain on sale of loan servicing rights                                              (193)                 --
           Amortization and writedowns of mortgage servicing rights                            456                 158
           Other                                                                            (5,216)              2,668
                                                                                        ----------         -----------
                       Net cash provided by operating activities                            82,128              13,465

    INVESTING ACTIVITIES
         Proceeds from maturities of investment securities                                  28,972              67,956
         Purchases of investment securities to be held to maturity                         (22,651)            (97,115)
         Proceeds from sales of mortgage-backed securities                                    --                24,094
         Principal collected  on mortgage-backed securities                                 81,866              29,224
         Purchases of mortgage-backed securities                                          (104,292)            (47,184)
         Loans purchased                                                                   (89,288)            (65,728)
         Net change in loans receivable                                                    (46,935)            (54,278)
         (Increase) decrease in other real estate owned                                        179                 (66)
         Sales of loan servicing rights                                                        193                  --
         Purchases of office properties and equipment                                       (1,714)             (1,296)
                                                                                        ----------         -----------
                       Net cash used by investing activities                              (153,670)           (144,393)

    FINANCING ACTIVITIES
         Net change in time deposits                                                        (3,073)             48,312
         Net change in other deposits                                                       40,115               7,827
         Proceeds from notes payable, securities sold under agreements
             to repurchase and other borrowed money                                        215,000             282,799
         Payments on maturity of notes payable, securities sold under
             agreements to repurchase and other borrowed money                            (177,506)           (207,898)
         Net change in advance payments by borrowers and investors
             held in escrow                                                                  2,092               2,051
         Common stock cash dividend                                                           (915)                 --
         Proceeds from issuance of stock                                                       649                  89
         Purchases of Treasury stock/warrants                                                 (365)             (2,995)
         Tax benefits on Exercise of Stock options (FAS 109)                                   432                  --
                                                                                        ----------         -----------
Net cash provided by financing activities                                                   76,429             130,185
                                                                                        ----------         -----------

    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                          4,887                (743)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        20,497              12,789
                                                                                        ----------         -----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   25,384         $    12,046
                                                                                        ==========         ===========

    Noncash Transactions:
    Issuance of Treasury Stock on exercise of Stock Options                             $    1,397         $       158
                                                                                        ==========         ===========

                            D&N FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1:  BASIC OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         NOTE 2:  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", for the year ended December 31, 1997. The earnings per share for three month and six month periods ended June 30, 1997, have been restated to comply with this standard.

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



                                                                             Three months ended
                                                                   June 30, 1998            June 30, 1997
                                                               ---------------------   -------------------
                                                                      Earnings                      Earnings
                                                           Shares     per share       Shares        per share
                                                           ------     ---------       -------       ---------
                                                                  (In thousands, except per share earnings)
         Basic EPS                                          9,147         $   0.44        9,071          $   0.39
         Net dilutive effect of stock
             options outstanding                              384            (0.02)         271             (0.01)
                                                           ------         --------        -----          --------
         Diluted EPS                                        9,531         $   0.42        9,342          $   0.38
                                                           ======         ========        =====          ========

                                     - 6 -

                                                                           Six months ended
                                                               June 30, 1998                June 30, 1997
                                                               -------------                -------------
                                                                         Earnings                       Earnings
                                                           Shares        per share       Shares          per share
                                                           ------        -----------     --------        ---------
                                                                (In thousands, except per share earnings)
         Basic EPS                                        9,130           $   0.86        9,119          $   0.75
         Net dilutive effect of stock
             options outstanding                            375              (0.03)         346             (0.02)
                                                          -----           --------        -----          --------
         Diluted EPS                                      9,505           $   0.83        9,465          $   0.73
                                                          =====           ========        =====          ========

          NOTE 3:  ALLOWANCE FOR LOAN LOSSES

         The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flows positions, industry concentrations, delinquencies, and other relevant factors. The allowance is increased by a provision for losses charged against income.

         Changes in the allowance for loan losses are summarized as follows:


                                                                        Three Months Ended                Six  Months Ended
                                                                             June 30,                         June 30,
                                                                        1998           1997              1998          1997
                                                                   ----------------------------      -------------------------
                                                                                           (In thousands)
     Balance at beginning of period                                   $ 10,679       $ 10,987          $ 10,549       $ 11,042
     Charge-offs:
          Single family                                                     36             12                46             65
          Commercial                                                        54            --                 54             --
          Installment                                                      518            385               976            766
                                                                   --------------------------        -------------------------
            Total                                                          608            397             1,076            831
     Recoveries:
          Installment                                                      112             88               185            167
                                                                   --------------------------        -------------------------
            Total                                                          112             88               185            167
                                                                   --------------------------        -------------------------
     Net charge-offs                                                       496            309               891            664
     Provision charged to operations                                       550            300             1,075            600
                                                                   --------------------------        -------------------------
              Balance at end of period                                $ 10,773       $ 10,978          $ 10,733       $ 10,978
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


         NOTES 5:  COMPREHENSIVE INCOME

         The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three month and six month periods ended June 30, 1998 and 1997 was as follows:

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                    1998          1997               1998        1997
                                                                 ------------------------         ----------------------
                                                                       (In thousands)               (In thousands)
                                                                 ------------------------         ----------------------
         Net income                                              $  3,982        $  3,579         $  7,879     $  6,873

         Other comprehensive income

            Unrealized holding gains and losses
              on debt securities available for sale,
              net of tax                                              126            (346)            (33)         (361)
                                                                 --------        --------         -------      --------

         Total accumulated other
            comprehensive income                                      126            (346)            (33)         (361)
                                                                 --------        --------         -------      --------
         Total Comprehensive Income                              $  4,108        $  3,233         $ 7,846      $  6,512
                                                                 ========        ========         =======      ========

                            D&N FINANCIAL CORPORATION


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three month and six month periods ended June 30, 1998 and 1997. Ratios for the periods are stated on an annualized basis. Results of operations for three month and six month periods ended June 30, 1998 are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.


   RESULTS OF OPERATIONS

     NET INCOME

   The Company recorded net income for the quarter ended June 30, 1998 of $4.0 million, compared to net income of $3.6 million in the second quarter of 1997. Return on assets and return on equity were 0.87% and 15.34%, respectively, during the quarter ended June 30, 1998, compared to 0.91% and 16.08%, respectively, during the quarter ended June 30, 1997. The increase in net income was primarily due to increases in net interest income of $1.5 million, increased gains on sales of loans of $957,000 and lower income tax expense. These increases in income were partially offset by an increase in the provision for loan losses of $250,000, and increased operating expenses of $930,000.

   For the six months ended June 30, 1998, the Company recorded net income of $7.9 million, compared to net income of $6.9 million for the six months ended June 30, 1997. Return on assets and return on equity were 0.86% and 15.44%, respectively, during the six months ended June 30, 1998, compared to 0.90% and 15.58%, respectively, during the six months ended June 30, 1997. The increase in net income was primarily due to increases in net interest income of $3.4 million, increased gains on sales of loans of $1.8 million and increased other income. These increases in income were partially offset by an increase in operating expenses of $2.3 million and an increase in the provision for loan losses of $475,000.

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

Net interest income increased $1.5 million to $13.3 million for the quarter ended June 30, 1998 compared to $11.8 million for the quarter ended June 30, 1997. The increase was due to increased volume on D&N's loan portfolio and increased volume in the mortgage backed securities portfolio. These improvements were partially offset by increases in interest paid on deposits, FHLB advances, and other borrowings, as the Company utilized the increased borrowing to fund loan demand.

Similarly, net interest income increased $3.4 million to $26.5 million for the six months ended June 30, 1998 from $23.1 for the six months ended June 30, 1997. The same factors that explained the second quarter comparison were present during the year-to-date comparative periods.

By increasing its consumer and commercial lending activities, the Company has been able to increase its net interest earnings and to realize increased net yields. The result of these factors is that net interest income has improved in recent quarters.


    PROVISION FOR LOAN LOSSES

 A provision for loan losses is charged to income based on the size and quality of the loan portfolio measured against prevailing economic conditions. This process is accomplished through a formal review analysis. The provision is recorded in amounts sufficient to maintain the allowance for possible loan losses at a level in excess of that expected by management to be required to cover specific exposure in the portfolio.

 The Company recorded a $550,000 provision for loan losses during the quarter ended June 30, 1998 and $300,000 during the quarter ended June 30, 1997. For each of the first six months in 1998 and 1997, the Company's provision for loan losses was $1.1 million, and $600,000, respectively.


   NONINTEREST INCOME

Total noninterest income increased to $2.9 million during the second quarter of 1998, from $2.3 million recorded during the second quarter of 1997. The majority of this increase was due to an increase in gain on sale of
                                    - 10 -
loans of $957,000, increases in deposit related fees and increased revenue from the sale of insurance products and annuity contracts through the Bank's subsidiary, Quincy Insurance Agency, Incorporated. Offsetting these increases was a $539,000 decrease in gain on sale of mortgage-backed securities.

During the prior year quarter, the Company sold mortgage backed securities totaling $23.7 million from its available-for-sale portfolio at a gain of $539,000. The proceeds from the prior year sale were used to fund loan demand and to reduce short-term debt.

For the six months ended June 30, 1998, total noninterest income increased to $6.1 million from $4.0 million recorded during the six months ended June 30, 1997. The majority of this increase was due to a $1.8 million increase in gain on sale of loans available for sale. Deposit related fees also increased by $289,000 during the six month period, primarily due to increased ATM surcharge income. Other income increased by $625,000 due to a sale of mortgage servicing rights, and a recovery on a previously written-off investment. Offsetting these increases was a decrease in the gain on sale of mortgage-backed securities of $539,000.

   NONINTEREST EXPENSE

Total noninterest expense increased $1.0 million to $9.3 million during the quarter ended June 30, 1998, from $8.3 million during the prior year quarter. Compensation and benefits increased $725,000 reflecting staffing levels to handle increased loan volumes and incentives paid on those increased volumes. Other expense increased $124,000 with the greatest increases being office administration, data processing, ATM expenses and legal fees.

For the six months ended June 30, 1998, total noninterest expense increased $2.5 million to $18.4 million, compared to $15.9 million recorded during the six months ended June 30, 1997. The factors contributing to the year-to-date period were essentially the same as those for the quarterly period.


   FEDERAL INCOME TAXES

The second quarter and first half of 1998 reflect a federal tax refund of $385,000 that was received in June, 1998. This refund was the result of a credit for prior years corporate minimum tax. The second quarter and first half of 1997 reflect customary provisions for income taxes.

 FINANCIAL CONDITION

 Total assets at June 30, 1998 were $1.90 billion, an increase of $82.7 million from December 31, 1997. Earning assets represented approximately 98% of total assets as of June 30, 1998, substantially the same as at year-end 1997.

    CASH, DEPOSITS AND INVESTMENT SECURITIES

 Cash, deposits and investment securities were $121.2 million at June 30, 1998, down $1.9 million from December 31, 1997. This decrease was due to maturities in D&N's non-mortgage liquidity portfolio of approximately $29.5 million in U.S. Treasury Securities, partially offset by increases of $20.0 million in commercial paper, $4.9 million in cash and cash equivalents, and $2.7 million in FHLB stock.

    MORTGAGE-BACKED SECURITIES

 Mortgage-backed securities increased $106.7 million to $465.0 million at June 30, 1998 compared to $358.3 million at December 31, 1997. During the period, the Company purchased $104.6 million of government agency collateralized mortgage obligations, with a weighted average yield of 6.43% and a weighted average life of 4.3 years. The Company also securitized 15 and 30 year fixed-rate mortgage loans with FNMA, adding $83.8 million to D&N's mortgage-backed securities portfolio. The entire mortgage-backed securities portfolio experienced repayments and amortization during the period of $81.8 million, plus a net increase of $19,000 in market value, recognized through stockholders' equity on mortgage-backed securities available for sale.

    NET LOANS RECEIVABLE

 Net loans receivable decreased $24.7 million during the period to $1.28 billion at June 30, 1998. Loan originations of $434.0 million and purchases of $88.1 million were less than repayments of $322.6 million and sales (including securitizations) of $224.2 million. Loan originations and purchases during the three months ended June 30, 1998 were $179.0 million for consumer loans, while residential mortgage loans and commercial loans were $281.1 million and $62.0 million, respectively.

    NONPERFORMING ASSETS AND RISK ELEMENTS

         The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.


                                                                         June 30,             December 31,
                                                                           1998                  1997
                                                                         ---------------------------------
                                                                               (Dollars in thousands)

         Nonaccruing loans                                                  $  8,173            $  3,552
         Accruing loans delinquent more
              than 90 days                                                      --                   274
                                                                            ============================
              Total nonperforming loans                                        8,173               3,826
         Other real estate owned (OREO)                                        1,295               1,474
                                                                            ----------------------------
              Total nonperforming assets                                    $  9,468               5,300
                                                                            ============================

         Nonperforming loans as a
              percentage of total loans                                         0.64%               0.29%
                                                                            ============================

         Nonperforming assets a a
              percentage of total assets                                        0.50%               0.29%
                                                                            ============================

         Allowance for loan losses as a
              percentage of nonperforming loans                               131.33%             275.72%
                                                                            ============================

         Allowance for loan and OREO
              losses as a percentage of
              nonperforming assets                                            113.37%             199.04%
                                                                            ============================


          Nonperforming assets, before allowances for loans and OREO losses, increased $4.2 million during the period, primarily as three commercial real estate loans were downgraded.

             MORTGAGE SERVICING RIGHTS (MSRS)

                  The Company's net investment in MSRs increased during the period to $3.4 million at June 30, 1998. The following table details activity in the portfolio for the periods indicated.



                                                                       Six Months            Year
                                                                         Ended               Ended
                                                                   June 30, 1998        December 31, 1997
                                                                   ---------------------------------------
                                                                              (Dollars in thousands)

          Balance at beginning of period                                  $  2,136            $  1,443
          Additions:
            Capitalized servicing                                            1,880               1,236
                      Total                                               --------            --------
                                                                             1,880               1,236
          Reductions:
            Scheduled amortization                                             225                 321
            Additional amortization  due
              to changes in prepayment
              assumptions                                                      144                 222
            Sale of servicing                                                  243                --
                                                                          --------            --------
                      Total                                                    612                 543
                                                                          --------            --------
          Balance at end of period                                        $  3,404            $  2,136
                                                                          ========            ========

          Fair market                                                     $  3,676            $  2,389
                                                                          ========            ========

             DEPOSITS

                  Deposits increased $37.0 million during the period to $1.08 billion at June 30, 1998. Certificates of deposit decreased $3.1 million and savings deposits increased $26.8 million, while checking accounts increased $7.5 million and money market accounts increased $5.8 million. The Company's cost of deposits decreased to 4.61% at June 30, 1998, compared to 4.74% at December 31, 1997, reflecting general decreases in market rates of interest.

             BORROWINGS

          Total borrowings increased $37.6 million during the period to $657.1 million at June 30, 1998 in order to fund loan demand. The Company's cost of borrowings was 5.83% at June 30, 1998, compared to 5.94% at December 31, 1997.


             CAPITAL

          According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at June 30, 1998 exceeded these requirements.


                                                                                                           Tier 1
                                                             Tangible          Core        Risk-based    Risk-based
                                                              Capital         Capital        Capital       Capital
                                                             --------         -------      -----------   ------------
                                                                                 (Dollars in thousands)
          Actual capital                                      $ 127,807       $ 127,807        $ 138,396    $ 127,807
          Required capital                                       28,701          57,402           92,244       46,122
                                                             ----------       ---------        ----------   ---------
          Excess capital                                      $  99,106       $  70,405        $  46,152    $  81,685
                                                             ==========       =========        =========    =========

          Actual ratio                                             6.68%           6.68%           12.00%       11.08%
                                                             ==========       =========        =========    =========

          Required ratio                                           1.50%           3.00%            8.00%        4.00%
                                                             ==========       =========        =========    =========




          Consolidated stockholders' equity was $105.7 million at June 30, 1998 and represents 5.57% of consolidated assets.

             LIQUIDITY

          Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, U.S. Government Securities and other specified assets, equal to at least 4% of net withdrawable accounts and to borrowings payable in one year or less. For June 1998, the Bank's average liquidity ratio was 19.4%. At June 30, 1998, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $193 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

             REGULATORY INSURANCE

          The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF ("Savings Association Insurance Fund"), which together with the BIF ("Bank Insurance Fund"), are the two insurance funds administered by the FDIC. The assessment for SAIF insured institutions is 6.5 cents per $100 of deposits while BIF insured institutions pay 1.3 cents per $100 of deposits until the year 2000, when the assessment will be imposed at the same rate on all FDIC insured institutions.

             NEW ACCOUNTING STANDARD

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requiries that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement will be adopted effective January 1, 2000 and is not expected to have any material effect on the Company's financial statements.

             YEAR 2000 COMPLIANCE

          D&N utilizes various electronic computer systems for the delivery of its financial services products, for the maintenance of its financial and other business records, and for general management purposes. Some of these systems include legacy procedures that may have been designed and historic data that may have been stored in such a manner that inconsistencies or failures might occur when dates from the new millennium are considered. Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer systems include financial control applications provided by M&I Data Services, Inc.; mortgage lending application provided by ALLTEL Information Services, Inc. and FiTech, Inc.; and internally maintained micro-computer and network systems which support management functions and communication. D&N is working closely with its data services vendors to ascertain that their applications, upon which the Bank relies, will be certifiable as compliant by the end of 1998.

          D&N had determined that its internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software are Year 2000 compliant as currently installed.

          Costs associated with addressing the Year 2000 issue as it affects D&N's externally vended applications, is implicitly included in the contractual arrangements for those applications. Accordingly, D&N's duty is to monitor the progress of its vendors toward the attainment of compliance and to test for compliance. Where progress is acceptable and timely compliance is deemed likely, no material costs of addressing the Year 2000 issue are imputable to D&N. At this time, D&N deems the progress attained by each of its service bureau vendors to achieve Year 2000 compliance in a timely fashion to be acceptable. Accordingly, the potential cost of addressing the Year 2000 issue is not expected to be material to D&N's business, operations or financial condition.

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

              ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                None

              ITEM 5:  OTHER INFORMATION
                                None

              ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  The following exhibits are included herein:

                            (27)    Financial Data Schedule

                            (99)    Additional exhibits

                             I.       Interest rate/volume analysis:
                                           quarter ended 6/30/98 vs.
                                               quarter ended 6/30/97
                                         six months ended 6/30/98 vs.
                                             six months ended 6/30/97

                       (b)  Reports on Form 8-K:

                                   No reports on Form 8-K have been
                                   filed during the quarter ended June
                                   30, 1998.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       D&N FINANCIAL CORPORATION




                                       /s/  George J. Butvilas
                                       ------------------------------------
                                       George J. Butvilas, President and
                                       Chief Executive Officer



                                       /s/  Kenneth R. Janson
                                       ------------------------------------
                                       Kenneth R. Janson,
                                       Executive Vice President/Chief
                                       Financial Officer and Treasurer



 Date:     August 13, 1998
      -----------------------------

                                Exhibit Index
                                -------------


Exhibit No.                          Description
------------                         -----------

    27                               Financial Data Schedule

    99.I                             Operating Marginand Rate Volume Analysis