Form 10-Q/A
period 1998-06-30
D&N FINANCIAL CORP
filed 1998-08-18
CIK 830143

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
         (Mark One)

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

    NET LOANS RECEIVABLE

 Net loans receivable decreased $24.7 million during the period to $1.28 billion at June 30, 1998. Loan originations of $434.0 million and purchases of $88.1 million were less than repayments of $322.6 million and sales (including securitizations) of $224.2 million. Loan originations and purchases during the six months ended June 30, 1998 were $179.0 million for consumer loans, while residential mortgage loans and commercial loans were $281.1 million and $62.0 million, respectively.

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