Form 10-Q
period 1998-09-30
D&N FINANCIAL CORP
filed 1998-11-17
CIK 830143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended               September 30, 1998
                                            ------------------------------------

                                       OR
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                  to
                                   ----------------    ----------------

    Commission file number                      0-17137
                                    --------------------------------------------


                            D&N Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         38-2790646
------------------------------               -----------------------------------
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

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changes since last report)

          Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, $0.01 par value                        9,165,011
  -----------------------------         ----------------------------------------
            (Class)                     (Shares Outstanding of October 31, 1998)

================================================================================

                            D&N FINANCIAL CORPORATION


                                      INDEX


                                                                                       Page No.
                                                                                      ---------

           PART I          Consolidated statements of condition -
                                  September 30, 1998 and December 31, 1997                3


                           Consolidated statements of income -
                                 three months ended September 30, 1998 and 1997
                                 nine months ended September 30, 1998 and 1997            4

                           Consolidated statements of cash flows
                                 nine months ended September 30, 1998 and 1997            5

                           Notes to consolidated financial statements                     6

                           Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations            9


           PART II         Other Information                                             18

                           D&N FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION


                                                                               September 30           December 31
                                                                                   1998                   1997
                                                                                -----------------------------------
                                                                                            (In thousands)
                                                                                -----------------------------------
                                                                                 (Unaudited)
ASSETS
   Cash and due from banks                                                      $      18,991         $      16,239
   Federal funds sold                                                                   5,900                   300
   Interest-bearing deposits in other banks                                            40,854                 3,958
                                                                                -----------------------------------
        Total cash and cash equivalents                                                65,745                20,497

   Investment securities
        (market value of $68,725,000 in 1998 and $56,594,000 in 1997)                  68,703                56,524
   Investment securities available for sale (at market value)                          29,847                46,112
   Mortgage-backed securities
        (market value $54,827,000 in 1998 and $199,525,000 in 1997)                    54,084               198,050
   Mortgage-backed securities available for sale (at market value)                    434,284               160,246
   Loans receivable (including loans held for sale of $9,279,000 in 1998
        and $5,275,000 in 1997)                                                     1,310,492             1,311,508
        Allowance for loan losses                                                     (10,890)              (10,549)
                                                                                ------------------------------------

       Net loans receivable                                                         1,299,602             1,300,959
    Other real estate owned, net                                                          777                 1,474
    Federal income taxes                                                                  723                 1,129
    Office properties and equipment, net                                               18,986                16,621
    Other assets                                                                       25,548                13,703
                                                                                -----------------------------------
                                    Total Assets                                $   1,998,299          $  1,815,315
                                                                                ===================================
LIABILITIES
   Checking and NOW accounts                                                          147,332           $   119,412
   Money market accounts                                                              102,128                92,314
   Savings deposits                                                                   225,287               163,119
   Time deposits                                                                      746,568               667,204
   Accrued interest                                                                     1,541                 1,118
                                                                                -----------------------------------
             Total deposits                                                         1,222,856             1,043,167

    Securities sold under agreements to repurchase                                     18,275               149,092
    FHLB advances and other borrowed money                                            578,018               470,431
    Advance payments by borrowers and investors held in escrow                         20,492                17,585
    Other liabilities                                                                  17,964                 8,239
                                                                                ------------------------------------
                                    Total liabilities                               1,857,605             1,688,514

PREFERRED STOCK OF SUBSIDIARY                                                          28,719                28,719

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value per share (1,000,000 shares authorized;
         none issued)                                                                   --                   --
    Common stock, $.01 par value per share (shares authorized - 25,000,000;
         shares outstanding - 9,197,224 in 1998 and 1997)                                  92                    92
    Additional paid-in  capital                                                        75,906                77,025
                                                                                -----------------------------------
                                    Total paid-in capital                              75,998                77,117

    Retained earnings - substantially restricted                                       32,317                21,042
    Less:  Cost of treasury stock (33,078 shares in 1998 and 98,129 in 1997)             (423)               (1,581)
    Unrealized holding gains on debt securities available for sale,
         net of tax                                                                     4,083                 1,504
                                                                                -----------------------------------
                                    Total stockholders' equity                        111,975                98,082
                                                                                -----------------------------------
                                    Total  Liabilities and Stockholders' Equity $   1,998,299           $ 1,815,315
                                                                                ===================================


See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                             Three Months Ended           Nine Months Ended
                                                                                 September 30                September 30
                                                                              1998          1997           1998       1997
                                                                        -----------------------------------------------------
                                                                                     (In thousands, except per share)
                                                                        -----------------------------------------------------

      INTEREST INCOME:
        Loans                                                             $  26,375      $  25,453     $  80,035     $ 70,988
        Mortgage-backed securities                                            7,763          4,631        19,955       13,692
        Investments and deposits                                              1,450          2,058         4,513        6,090
                                                                        --------------------------     ----------------------
             TOTAL INTEREST INCOME                                           35,588         32,142       104,503       90,770

      INTEREST EXPENSE:
        Deposits                                                             13,126         12,279        37,108       35,554
        Securities sold under agreements to repurchase                        1,162          1,296         4,469        3,202
        FHLB advances and other borrowed money                                8,128          6,051        23,230       16,354
                                                                        --------------------------     ----------------------
             TOTAL INTEREST EXPENSE                                          22,416         19,626        64,807       55,110
                                                                        --------------------------     ----------------------
             NET INTEREST INCOME                                             13,172         12,516        39,696       35,660

        Provision for loan losses                                               650            300         1,725          900
                                                                        --------------------------     ----------------------
             NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES                                       12,522         12,216        37,971       34,760

      NONINTEREST INCOME:
        Loan administrative fees                                                388            460         1,356        1,497
        Deposit related fees                                                  1,163          1,102         3,291        2,941
        Gain on sale of loans available for sale                                854            642         2,885          862
        Gain on sale of mortgage-backed securities available for sale         1,360           --           1,360          539
        Other income                                                            153            145         1,096          463
                                                                        --------------------------     -----------------------
             TOTAL NONINTEREST INCOME                                         3,918          2,349         9,988        6,302

      NONINTEREST EXPENSE:
        Compensation and benefits                                             4,882          4,550        14,709       12,918
        Occupancy                                                               886            781         2,528        2,306
        Other expense                                                         3,516          2,768         9,969        8,468
                                                                        --------------------------     ----------------------
             GENERAL AND ADMINISTRATIVE EXPENSE                               9,284          8,099        27,206       23,692

        Other real estate owned, net                                            102             44           101           33
        Federal deposit insurance premiums                                      165            160           652          495
                                                                        --------------------------     ----------------------
             TOTAL NONINTEREST EXPENSE                                        9,551          8,303        27,959       24,220
                                                                        --------------------------     ----------------------
             INCOME BEFORE INCOME TAX EXPENSE                                 6,889          6,262        20,000       16,842

        Federal income tax expense                                            2,160          2,003         6,031        5,710
                                                                        --------------------------     ----------------------
             INCOME BEFORE PREFERRED STOCK DIVIDENDS                          4,729          4,259        13,969       11,132

        Preferred stock dividends of subsidiary                                 681            537         2,042          537
                                                                        --------------------------     ----------------------
                          NET INCOME                                    $     4,048      $   3,722     $  11,927     $ 10,595
                                                                        ==========================     ======================
        Earnings per share:

                          BASIC                                         $      0.44     $     0.41     $    1.30     $   1.17
                                                                        ==========================     ======================
                          DILUTED                                       $      0.43     $     0.40     $    1.26    $    1.13
                                                                        ==========================     ======================

See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                Nine Months Ended
                                                                                                    September 30
                                                                                              1998                 1997
                                                                                      ----------------------------------
                                                                                                     (IN THOUSANDS)
    OPERATING ACTIVITIES
        Net Income                                                                    $     11,927           $    10,595
        Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                                          1,725                   900
          Depreciation and amortization of office properties and equipment                   1,708                 1,470
          Amortization of net premiums (discounts) on purchased
             loans and securities                                                            5,109                  (496)
          Originations and purchases of loans held for sale                                (86,295)              (32,238)
          Proceeds from sales of loans held for sale                                       198,846                45,381
          Gain on loans and mortgage-backed securities available for sale                   (1,360)                 (539)
          Gain on sale of loan servicing rights                                               (193)                --
          Amortization and writedowns of mortgage servicing rights                           1,049                   290
          Other                                                                             (4,508)                2,476
                                                                                      -------------           ----------
                       Net cash provided by operating activities                           128,008                27,839

    INVESTING ACTIVITIES
         Proceeds from sales of investment securities                                       --                        20
         Proceeds from maturities of investment securities                                  68,958               137,166
         Purchases of investment securities to be held to maturity                         (65,338)             (152,501)
         Proceeds from sales of mortgage-backed securities                                  60,758                24,094
         Principal collected  on mortgage-backed securities                                119,935                44,352
         Purchases of mortgage-backed securities                                          (222,942)              (92,935)
         Loans purchased                                                                  (152,424)             (159,797)
         Net change in loans receivable                                                    (46,766)             (100,571)
         (Increase) decrease in other real estate owned                                        697                  (243)
         Sales of loan servicing rights                                                        193              --
         Purchases of office properties and equipment                                       (4,057)               (2,155)
                                                                                      -------------           -----------
                      Net cash used by investing activities                               (240,986)             (302,570)

FINANCING ACTIVITIES
         Net change in time deposits                                                        79,364                56,954
         Net change in other deposits                                                       99,902                11,668
         Proceeds from notes payable, securities sold under agreements
             to repurchase and other borrowed money                                        315,000               441,036
         Payments on maturity of notes payable, securities sold under
             agreements to repurchase and other borrowed money                            (338,334)             (267,338)
         Net change in advance payments by borrowers and investors
             held in escrow                                                                  2,907                   830
         Common stock cash dividend                                                         (1,374)                 (411)
         Proceeds from issuance of stock                                                       735                   569
         Purchases of treasury stock/warrants                                                 (365)               (2,995)
         Proceeds from issuance of subsidiary preferred stock                               --                    28,719
         Tax benefits on exercise of stock options (FAS 109)                                   391               --
                                                                                      ------------          ------------
Net cash provided by financing activities                                                  158,226               269,032
                                                                                      ------------          ------------

    INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                         45,248                (5,699)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        20,497                12,789
                                                                                      ------------          ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     65,745          $      7,090
                                                                                      ============          ============

    Noncash transactions:
    Issuance of treasury stock on exercise of stock options                           $      1,523          $      1,145
                                                                                      ============          ============

See Notes to Consolidated Financial Statements.

                            D&N FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

         NOTE 2:  EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share", for the year ended December 31, 1997. The earnings per share for three month and nine month periods ended September 30, 1997, have been restated to comply with this standard.

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


                                                                                Nine months ended
                                                              September 30, 1998                   September 30, 1997
                                                         ----------------------------         ---------------------------
                                                                          Earnings                             Earnings
                                                         Shares           per share           Shares            per share
                                                         ------           ---------           ------            ---------
                                                                   (In thousands, except per share earnings)

         Basic EPS                                          9,163           $    0.44            9,032           $   0.41
         Net dilutive effect of stock
             options outstanding                              319               (0.01)             272              (0.01)
                                                         --------           ---------         --------           --------
          Diluted EPS                                       9,482           $    0.43            9,304           $   0.40
                                                         ========           =========         ========           ========



                                                                            Nine months ended
                                                             September 30, 1998                    September 30, 1997
                                                         -------------------------            --------------------------
                                                                        Earnings                             Earnings
                                                         Shares         per share             Shares         per share
                                                         -------------------------            --------------------------
                                                                ( In thousands, except per share earnings)

         Basic EPS                                          9,141         $   1.30             9,095           $    1.17
         Net dilutive effect of stock
             options outstanding                              349            (0.04)              326               (0.04)
                                                         --------         --------            ------           ---------
         Diluted EPS                                        9,490         $   1.26             9,421           $    1.13
                                                         ========         ========            ======           =========

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

         Changes in the allowance for loan losses are summarized as follows:



                                                                        Three Months Ended               Nine Months Ended
                                                                            September 30,                  September 30,
                                                                        1998            1997            1998            1997
                                                                   --------------------------       -------------------------
                                                                                          (In thousands)

     Balance at beginning of period                                $    10,733    $    10,978          $ 10,549       $ 11,042
     Charge-offs:
          Mortgage loans                                                    92            172               192            237
          Consumer loans                                                   498            351             1,474          1,117
                                                                   -----------------------------------------------------------
            Total                                                          590            523             1,666          1,354
     Recoveries:
          Consumer loans                                                    97             95               282            262
                                                                   -----------------------------------------------------------
            Total                                                           97             95               282            262
                                                                   -----------------------------------------------------------
     Net charge-offs                                                       493            428             1,384          1,092
     Provision charged to operations                                       650            300             1,725            900
                                                                   -----------------------------------------------------------
              Balance at end of period                             $    10,890    $    10,850          $ 10,890       $ 10,850
                                                                   ===========================================================

         NOTE 4:  COMPREHENSIVE INCOME

         The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three month and nine month periods ended September 30, 1998 and 1997 was as follows:


                                                                       Three Months Ended            Nine Months Ended
                                                                           September 30,               September 30,
                                                                         1998          1997          1998        1997
                                                                     ------------------------     ------------------------
                                                                          (In thousands)                (In thousands)

         Net income                                                  $   4,048   $  3,722         $  11,927     $ 10,595

         Other comprehensive income:

            Cumulative effect, transition adjustment for
                 the adoption of FAS 133, net of tax                     2,432        --              2,432        --

            Unrealized  holding gains and losses
              on debt securities available for sale,
              net of tax                                                   180        157               147         (204)
                                                                     ---------    -------         ---------     --------

         Total accumulated other comprehensive
              income                                                     2,612        157             2,579         (204)
                                                                     ---------    -------         ---------     --------
         Total Comprehensive Income                                  $   6,660    $ 3,879         $  14,506     $ 10,391
                                                                     =========    =======         =========     ========


NOTE 6:  ADOPTION OF FAS 133

The Company has elected to adopt Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, on July 1, 1998, which constitutes early adoption. In accordance with the transition provision of FAS 133, the Company reclassified $163.4 million of held-to-maturity securities as "available-for-sale", so that those securities would be eligible as hedged items in potential future fair-value and cash-flow hedge transactions. This reclassification resulted in a net-of-tax cumulative-effect-type adjustment of approximately $2.4 million in other comprehensive income. Under the provision of FAS 133, such reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

                           D&N FINANCIAL CORPORATION

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three month and nine month periods ended September 30, 1998 and 1997. Ratios for the periods are stated on an annualized basis. Results of operations for three month and nine month periods ended September 30, 1998 are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.



          FORWARD LOOKING STATEMENTS

          When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identity "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

          RESULTS OF OPERATIONS

            NET INCOME

          The Company recorded net income for the quarter ended September 30, 1998 of $4.0 million, compared to net income of $3.7 million in the third quarter of 1997. Return on assets and return on equity were 0.84% and 14.99%, respectively, during the quarter ended September 30, 1998, compared to 0.90% and 16.29%, respectively, during the quarter ended September 30, 1997. The increase in net income was primarily due to increases in net interest income of $656,000, increased gain on sale of mortgage-backed securities available for sale of $1.4 million and increased income on sale of loans available for sale of $212,000. These increases in income were partially offset by an increase in the provision for loans losses of $350,000 and increased operating expenses of $1.2 million.

          For the nine months ended September 30, 1998, the Company recorded net income of $11.9 million, compared to net income of $10.6 million for the nine months ended September 30, 1997. Return on assets and return on equity were 0.85% and 15.28%, respectively, during the nine months ended September 30, 1998, compared to 0.95% and 16.62%, respectively, during the nine months ended September 30, 1997. The increase in net income was primarily due to increases in net interest income of $4.0 million, increased gain on sale of loans available for sale of $2.0 million, increased gain on sale of mortgage-backed securities available for sale of $821,000 and increased other income of $633,000. These increases in income were partially offset by an increase in the provision for loan losses of $825,000 and increased operating expenses of $3.5 million.


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

          Net interest income increased $656,000 to $13.2 million for the quarter ended September 30, 1998 compared to $12.5 million for the quarter ended September 30, 1997. The increase was due to increased volume in D&N's loan portfolio and increased volume in the mortgage backed securities portfolio. These improvements were partially offset by increases in interest paid on deposits, FHLB advances and other borrowings, as the Company utilized the increased deposits and borrowings to fund loan demand.

          Similarly, net interest income increased $4.0 million to $39.7 million for the nine months ended September 30, 1998 from $35.7 million for the nine months ended September 30, 1997. The same factors that explained the third quarter comparison were present during the year-to-date comparative periods.

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

          The Company recorded a $650,000 provision for loan losses during the quarter ended September 30, 1998 and $300,000 during the quarter ended September 30, 1997. For each of the first nine month periods in 1998 and 1997, the Company's provision for loan losses was approximately $1.7 million, and $900,000, respectively.


            NONINTEREST INCOME

         Total noninterest income increased to $3.9 million during the third quarter of 1998, from $2.3 million recorded during the third quarter of 1997. The majority of this increase was due to an increase in gain on sale of mortgage-backed securities available for sale of $1.4 million and increased gain on sale of loans of $212,000, along with increases in deposit related fees and increased revenue from the sale of insurance products and annuity contracts through the Bank's subsidiary, Quincy Insurance Agency, Incorporated.

         For the nine months ended September 30, 1998, total noninterest income increased to $10.0 million from $6.3 million recorded during the nine months ended September 30, 1997. The majority of this increase was due to a $2.0 million increase in gain on sale of loans available for sale. Gain on sale of mortgage-backed securities available for sale also increased $821,000 for the period. Other increases were in deposit related fees of $350,000 and increased other income of $633,000, reflecting a sale of mortgage servicing rights and a recovery on a previously written-off investment.

            NONINTEREST EXPENSE

         Total noninterest expense increased $1.3 million to $9.6 million during the quarter ended September 30, 1998, from $8.3 million during the prior year quarter. Compensation and benefits increased $332,000 reflecting staffing levels to handle increased loan volumes and incentives paid on those increased volumes. Other expense increased $748,000 with the greatest increases being marketing, office administration, data processing and ATM expenses.

         For the nine months ended September 30, 1998, total noninterest expense increased $3.8 million to $28.0 million, compared to $24.2 million recorded during the nine months ended September 30, 1997. The factors contributing to the year-to-date period were essentially the same as those for the quarterly period.

          FINANCIAL CONDITION

          Total assets at September 30, 1998 were $2.0 billion, an increase of $183.0 million from December 31, 1997. Earning assets represented approximately 98% of total assets as of September 30, 1998, substantially the same as at year-end 1997.

              CASH, DEPOSITS AND INVESTMENT SECURITIES

          Cash, deposits and investment securities were $164.3 million at September 30, 1998, up $41.2 million from December 31, 1997. This increase was due to increases in interest-bearing deposits in other banks of $36.9 million, federal funds sold of $5.6 million, cash and due from banks of $2.8 million, increased holdings of Federal Home Loan Bank stock of $5.4 million and quarter-end holdings of commercial paper of $35.0 million. These increases were partially offset by net decreases in U.S. Treasury and Government securities of $45.0 million.

              MORTGAGE-BACKED SECURITIES

          Mortgage-backed securities increased $130.1 million to $488.4 million at September 30, 1998 compared to $358.3 million at December 31, 1997. During the period, the Company purchased $223.8 million of government agency collateralized mortgage obligations, with a weighted yield of 6.35% and a weighted average life of 4.2 years. The Company also securitized 15 and 30 year fixed-rate mortgage loans with FNMA, adding $83.8 million to D&N's mortgage-backed securities portfolio. Sales of mortgage-backed securities during the period totaled $60.4 million, realizing a gain on sale of approximately $1.4 million. The entire mortgage-backed securities portfolio experienced repayments and amortization of $121.1 million, plus a net increase of $4.0 million in market value recognized through stockholders' equity on mortgage-backed securities available for sale.

          Of the above-mentioned increase in market value, $2.4 million was a transition adjustment, due to early adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities. D&N reclassified $163.4 million of held-to-maturity securities as "available-for-sale", so that those securities would be eligible as hedged items in potential future fair-value and cash-flow hedge transactions. (See also - New Accounting Standard).

             NET LOANS RECEIVABLE

          Net loans receivable decreased $1.4 million during the period to $1.3 billion at September 30, 1998. Loan originations of $619.0 million and purchases of $151.2 million were less than repayments of $492.8 million and sales (including securitizations) of $278.8 million. Loan originations and purchases during the nine months ended September 30, 1998 were $272.7 million for consumer loans, while residential mortgage loans and commercial loans were $395.4 million and $102.1 million, respectively.

             NONPERFORMING ASSETS AND RISK ELEMENTS

                  The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.


                                                                            September 30,    December 31,
                                                                                1998           1997
                                                                            ------------------------------
                                                                                  (Dollars in thousands)

         Nonaccruing loans                                                  $  8,673              $  3,162
         Accruing loans delinquent more than 90 days                              43                   274
                                                                            ------------------------------
              Total nonperforming loans                                        8,716                 3,436
         OREO and other repossessed assets                                     1,202                 1,864
                                                                            ------------------------------
              Total nonperforming assets                                    $  9,918               $ 5,300
                                                                            ==============================

         Nonperforming loans as a percentage of total loans                    0.67%                 0.26%
                                                                            ==============================

         Nonperforming assets as a percentage of total assets                  0.50%                 0.29%
                                                                            ==============================

         Allowance for loan losses as a
              percentage of nonperforming loans                              124.94%               307.01%
                                                                            ==============================

         Allowance for loan and OREO losses as a percentage
              of nonperforming assets                                        109.80%               199.04%
                                                                            ==============================


          Nonperforming assets, before allowances for loans and OREO losses, increased $4.6 million during the period, primarily as three commercial real estate loans were downgraded.

          MORTGAGE SERVICING RIGHTS (MSRs)

                  The Company's net investment in MSRs increased during the period to $5.0 million at September 30, 1998. The following table details activity in the portfolio for the periods indicated.


                                                                            Nine Months               Year
                                                                             Ended                   Ended
                                                                          September 30, 1997     December 31,1998
                                                                          ---------------------------------------
                                                                                   (Dollars in thousands)
          Balance at beginning of period                                    $  2,136                  $  1,443
          Additions:
            Capitalized servicing                                              4,092                     1,236
                                                                            --------                  --------
          Total                                                                4,092                     1,236
          Reductions:
            Scheduled amortization                                               382                       321
            Additional amortization  due
            to changes in prepayment
            assumptions                                                          582                       222
            Sale of servicing                                                    243                       --
                                                                            --------                  --------
          Total                                                                1,207                       543
                                                                            --------                  --------
          Balance at end of period                                          $  5,021                  $  2,136
                                                                            ========                  ========

          Fair market value                                                 $  5,344                  $  2,389
                                                                            ========                  ========
==================================

             DEPOSITS

          Deposits increased $179.7 million during the period to $1.2 billion at September 30, 1998. A significant portion of this increase was due to an acquisition in the third quarter of seven bank offices from First of America Bank NA of Kalamazoo, Michigan, with approximately $72.2 million in deposits. Including these balances, certificates of deposit increased $79.4 million, savings deposits increased $62.2 million, checking and NOW accounts increased $27.9 million and money market accounts increased $9.8 million. The Company's cost of deposits decreased to 4.58% at September 30, 1998, compared to 4.74% at December 31, 1997, reflecting general decreases in market rates of interest.


             BORROWINGS

          Total borrowings decreased $23.2 million during the period to $596.3 million at September 30, 1998. The Company's cost of borrowings was 5.83% at September 30, 1998, compared to 5.94% at December 31, 1997.


             CAPITAL

          According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at September 30, 1998 exceeded these requirements.


                                                                                                              Tier 1
                                                              Tangible           Core        Risk-based     Risk-based
                                                              Capital           Capital       Capital        Capital
                                                             ---------       ----------       ----------    ----------
                                                                               (Dollars in thousands)

          Actual capital                                     $  124,657      $  124,657       $  134,403    $  124,657
          Required capital                                       29,980          59,960           96,387        48,463
                                                             ----------      ----------       ----------    ----------
          Excess capital                                     $   94,677      $   64,697       $   38,016    $   76,463
                                                             ==========      ==========       ==========    ==========

          Actual ratio                                             6.24%           6.24%           11.16%        10.35%
                                                             ==========      ==========       ===========   ==========

          Required ratio                                           1.50%           3.00%            8.00%         4.00%
                                                             ==========      ==========       ==========    ==========


          Consolidated stockholders' equity was $112.0 million at September 30, 1998 and represents 5.60% of consolidated assets.


            LIQUIDITY

          Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, U.S. Government Securities and other specified assets, equal to at least 4% of net withdrawable accounts and to borrowings payable in one year or less. For September 1998, the Bank's average liquidity ratio was

          29.2%. At September 30, 1998, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $321 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

             REGULATORY INSURANCE

          The deposits of savings associations, such as D&N Bank, are presently insured by the SAIF ("Savings Association Insurance Fund"), which together with the BIF ("Bank Insurance Fund"), are the two insurance funds administered by the FDIC. The assessment for SAIF insured institutions is 6.1 cents per $100 of deposits while BIF insured institutions pay 1.2 cents per $100 of deposits until the year 2000, when the assessment is expected to be imposed at the same rate on all FDIC insured institutions.

             NEW ACCOUNTING STANDARD

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999; the Company has elected to adopt FAS 133 early on July 1, 1998. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedging item's fair value. For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

          The Company reclassified $163.4 million of held-to-maturity securities as "available-for-sale" so that those securities will be eligible as hedged items in potential future fair-value and cash-flow hedge transactions. The reclassification resulted in a net-of-tax cumulative-effect-type transition adjustment of $2.4 million recorded in other comprehensive income. Under the provisions of FAS 133, such reclassification will not call into question the Company's intent to hold current or future debt securities to their maturity.

             YEAR 2000 COMPLIANCE

          Overview

          D&N Bank's Year 2000 Compliance Program is progressing on schedule. The project is Bank inclusive addressing computer hardware, software procedures, vendors, large borrowers and facilities. This project began in October 1996 and is scheduled for completion by June 1999.

          To date all at risk computer hardware has been tested and replaced if not compliant. Thirty eight computer based applications were identified as having Year 2000 issues. Nine of those applications have been updated and are compliant. Three applications representing a large threat to business continuation (Deposit Account Processing, Installment Loan Account Processing and General Ledger) have been certified Year 2000 compliant. The last significant at risk system (Mortgage Loan Processing) is provided to D&N Bank by a major national service bureau. This system is being tested by the Mortgage Bankers Association to confirm compliance. This testing is expected to be concluded and the system compliant by the end of the first quarter of 1999. The remaining application systems are being tested and contingency plans have been developed to mitigate business operational risk.

          Project Status

          D&N Bank began this project with an identification and assessment of all potential exposures to Year 2000 related problems both internal and external to the Bank. One major development precipitated by this project has been the establishment and installment of a standard suite of Office Automation Software products supported by a standard hardware platform. As a result all PC's within the Bank have been identified, evaluated as to use and if necessary upgraded to be compatible with date storage and processing beyond December 31, 1999. Other hardware upgrades have been and will continue to be made as software upgrades require larger/faster PC's to accommodate upgraded software.

          All newly acquired software is being tested for Year 2000 compliance before acceptance. Software testing has been done to verify date changes for 1999 to 2000, the identification of leap year where required along with numerous projections from 1999 to 2xxx using day, month and year increments.

          Manual procedures have been reviewed and scheduled for change where date specific actions occur along with form changes necessary to properly record dates in the new millennium.

          Large commercial borrowers have been reviewed for their Year 2000 readiness and their progress is being monitored for corrective action, their business continuation and ability to repay their loans. New loan customers are also being assessed for Year 2000 risk.

          The building facilities owned and leased by the Bank have been reviewed for Year 2000 associated issues such as device controllers used for HVAC, elevators, alarms, vaults, etc.
          Where necessary corrective actions have been taken.

          Costs

          The Bank's total Year 2000 estimated project cost, which is based upon currently available information, included expenses for the review and testing of third parties including governmental entities. However, there can be no guarantee that the hardware, software and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Bank.

          Year 2000 compliance costs incurred during fiscal 1998 totaled $26,000, the majority of which related to external consulting. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates Year 2000 compliance costs not to exceed $100,000. This estimate does not include normal ongoing costs for computer hardware, software, terminals and related devices that would be replaced in the next year even without the presence of the Year 2000 issue in conjunction with the Bank's ongoing programs for updating its delivery infrastructure. The aforementioned Year 2000 project cost estimate may change as the Bank progresses in its Year 2000 programs and obtains additional information associated with and conducts further testing concerning third parties. At this time no significant projects have been delayed as the result of the Banks Year 2000 effort.

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

              ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                    None

              ITEM 5:      OTHER INFORMATION
                                    None

              ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

                         (a)        The following exhibits are included herein:

                                    (27)    Financial Data Schedule

                                    (99)    Additional exhibits

                                            I.    Interest rate/volume analysis:
                                                   quarter ended 9/30/98 vs.
                                                      quarter ended 9/30/97
                                                   nine months ended 9/30/98 vs.
                                                      nine months ended 9/30/97

                         (b)      Reports on Form 8-K:

                                            No reports on Form 8-K have been
                                            filed during the quarter ended
                                            September 30, 1998.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         D&N FINANCIAL CORPORATION




                                         /s/  George J. Butvilas
                                         ---------------------------------------
                                         George J. Butvilas, President and
                                         Chief Executive Officer



                                         /s/  Kenneth R. Janson
                                         ---------------------------------------
                                         Kenneth R. Janson,
                                         Executive Vice President/Chief
                                         Financial Officer and Treasurer





         Date:   November 13, 1998
              ------------------------

                               Index to Exhibits

EX - (99)I     Operating Margin and Rate Volume Analysis
EX - 27        Financial Data Schedule