Form 10-K405
period 1998-12-31
D&N FINANCIAL CORP
filed 1999-03-17
CIK 830143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

     For the Fiscal Year Ended December 31, 1998

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [NO FEE REQUIRED]
     For the transition period from _____________ to _______________ Commission File Number 0-17137

                          D & N FINANCIAL CORPORATION
    -----------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                                   38-2790646
    -------------------------------                  ----------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                   Identification Number)


     400 Quincy Street, Hancock, Michigan                       49930
    -----------------------------------------------------------------
     (Address of Principal Executive Offices                 (Zip Code)


       Registrant's telephone number, including area code (906) 482-2700
                                                          --------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None
                                     ----
          Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
         -------------------------------------------------------------
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

 YES X   NO ___.
 -----

  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 9, 1999, there were issued and outstanding 9,392,073 shares of the Registrant's Common Stock.

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock at March 9, 1999, was $200,791,443. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

  PARTS II and IV of Form 10-K - Annual Report to Stockholders for the Fiscal Year Ended December 31, 1998.

  PART III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 1999.

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

     The Bank was founded in 1889 and operated as a state-chartered mutual savings and loan association until February 1984, when it converted to a federal charter. In 1985, the Bank converted to a stock association, and in 1986, converted to a federal savings bank. The Bank adopted a holding company structure in July 1988. With total assets of $2.02 billion at December 31, 1998, D&N is one of the largest savings institutions headquartered in Michigan.

     D&N's primary business consists of attracting deposits from the general public and making real estate loans, business loans, and consumer loans and other types of investments. The Company conducts its business through a network of 41 full-service community banking offices, including its main office in Hancock, Michigan, seven savings agency offices which provide depository services and five mortgage banking offices. The Bank's deposits are insured up to the maximum extent permitted by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System. The Bank is subject to supervision by the Office of Thrift Supervision, Department of the Treasury ("OTS") and by the FDIC.

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

     LENDING ACTIVITIES

        GENERAL. The Bank, has concentrated its lending activities on first mortgage conventional loans secured by residential and commercial real estate and both installment and revolving consumer and business loans. Approximately $297.0 million or 39% of the Bank's total loans, excluding loans held for sale, secured by real estate as of December 31, 1998, permit periodic interest rate adjustments.

        LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of D&N's loan portfolio in dollar amounts and percentages, by type of loan.

                                                                       December 31
                          ----------------------------------------------------------------------------------------------------------
                               1998                  1997                  1996                    1995               1994
                          -----------------    -------------------------------------------------------------------------------------
                            Amount  Percent    Amount     Percent    Amount     Percent     Amount     Percent   Amount    Percent
                          ----------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
TYPE OF LOAN
REAL ESTATE
  One to four family
  Permanent               $ 650,502  48.94%    $ 703,580   54.08%    $ 600,923   56.91%     $ 597,892   62.78%   $ 526,572   64.07%
 Construction                15,998   1.20        13,864    1.07        13,201    1.25         19,982    2.10        2,159    0.26

Income producing property
Permanent                      94,552     7.12       81,830     6.29       85,619     8.11      89,176    9.36     115,162   14.01
Construction                   39,324     2.96       42,582     3.27       26,472     2.51      21,074    2.21      17,741    2.16
                           --------------------------------------------------------------------------------------------------------
Total real estate loans       800,376    60.22      841,856    64.71      726.215    68.78     728,124   76.45     661,634   80.50

CONSUMER LOANS
Automobile loans              243,393    18.31      198,505    15.26      141,056    13.36      81,885    8.60      46,711    5.68
Home equity                    94,057     7.08       99,122     7.62       82,305     7.79      60,003    6.30      39,939    4.86
Home improvement               41,237     3.10       47,845     3.68       46,545     4.41      41,542    4.36      39,279    4.78
Mobile home loans                 145     0.01          213     0.02          289     0.03         417    0.04         619    0.08
Unsecured                      11,514     0.87       12,395     0.95       15,172     1.44      19,637    2.06      22,197    2.70
Other                         113,723     8.56       91,471     7.03       53,901     5.10      35,975    3.78      22,194    2.70
                           --------------------------------------------------------------------------------------------------------
Total consumer loans          504,069    37.93      449,551    34.56      339,268    32.13     239,459   25.14     170,939   20.80

COMMERCIAL LOANS
Revolving business loans       23,026     1.73       11,363     0.87        2,363     0.22       1,119    0.12          --      --
Term business loans            28,293     2.13       27,072     2.08        9,982     0.95       6,650    0.70       4,748    0.58
                           --------------------------------------------------------------------------------------------------------
Total commercial loans         51,319     3.86       38,435     2.95       12,345     1.17       7,769    0.82       4,748    0.58
                           --------------------------------------------------------------------------------------------------------
Loans receivable, gross     1,355,764   102.01    1,329,842   102.22    1,077,828   102.08     975,352  102.41     837,321  101.88

Less:
Discounts (premiums)
  on loans purchased           (2,312)   (0.17)      (2,356)   (0.18)      (2,035)   (0.19)     (1,709)  (0.18)        999    0.12
Allowance for losses           10,995     0.83       10,549     0.81       11,042     1.05      10,081    1.06       8,349    1.02
Undisbursed portion
  of  loan proceeds            17,679     1.33       20,315     1.56       12,085     1.14      13,198    1.38       4,213    0.51
Deferred income                   254     0.02          375     0.03          860     0.08       1,423    0.15       1,885    0.23
                           --------------------------------------------------------------------------------------------------------
                               26,616     2.01       28,883     2.22       21,952     2.08      22,993    2.41      15,446    1.88
                           --------------------------------------------------------------------------------------------------------
Loans receivable, net      $1,329,148   100.00%  $1,300,959   100.00%  $1,055,876   100.00%   $952,359  100.00%   $821,875  100.00%
                           ========================================================================================================


          LOAN MATURITIES.   The following schedule illustrates the maturity
     structure of the Company's loan portfolio at December 31, 1998. Loans are shown as maturing in the period in which payment is due. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                                                       Residential
                                          Commercial                         and                         Real Estate
                                           Business                   Income Producing                  Construction
                                           Property                       Property                          Loans
                                   --------------------------      -----------------------       ---------------------------
   Amounts
    Due in
    Years                                            Weighted                    Weighted                         Weighted
  Ending                                             Average                     Average                          Average
  December 31,                        Amount           Rate          Amount       Rate              Amount         Rate
  -------------------------------------------       --------       ----------   --------         ----------      -------
                                                                        (Dollars in thousands)
  1999                             $   24,754          8.56%       $   13,496     8.75%          $   33,658       8.34%
  2000                                  9,329          8.73            20,573     8.08               10,959       9.15
  2001                                  6,175          8.73            22,920     8.16                2,265       8.73
  2002-2003                             8,286          9.06            48,381     8.51                8,296       8.51
  2004-2008                             1,661          8.45            60,924     7.52                   --         --
  2009-2013                               741          8.89            89,750     7.31                   60       8.54
  Thereafter                               76          8.39           485,941     7.49                   --         --
                                   ----------                      ----------                    ----------

     Total                         $   51,022          8.69%       $  741,985     7.60%          $   55,238       8.54%
                                   ==========                      ==========                    ==========

                                         Consumer Loans                    Total
                                    ------------------------       -----------------------
   Amounts
    Due in
    Years                                            Weighted                     Weighted
  Ending                                             Average                      Average
  December 31,                        Amount           Rate          Amount         Rate
  -------------                     ---------       --------       ----------     --------
  1999                               $104,539         8.97%        $  176,447       8.77%
  2000                                102,098         8.93            142,959       8.81
  2001                                100,289         8.85            131,649       8.72
  2002-2003                           137,611         8.78            202,574       8.72
  2004-2008                            44,985         8.83            107,570       8.08
  2009-2013                            10,841         8.24            101,392       7.42
  Thereafter                              107         7.94            486,124       7.49
                                     --------                      ----------

     Total                           $500,470         8.86%        $1,348,715       8.14%
                                     ========

Plus:
  Accrued interest receivable,
   net of reserve for uncollected
   interest                                                    7,023

  Deferred income and premiums                                 2,084

Less:
  Loans in process                                            17,679
  Loss and valuation allowances                               10,995
                                                          ----------
                                                          $1,329,148
                                                          ==========

          The total amount of loans, excluding loans held for sale, due after December 31, 1999 which have fixed interest rates is $459.7 million, while the amount of loans due after such date having floating or adjustable rates is $703.8 million.

        LOAN ORIGINATIONS, PURCHASES AND SALES. Federally chartered savings institutions, like the Bank, have general authority to make real estate loans throughout the United States. D&N has originated residential mortgage loans secured by property both within and outside the State of Michigan. D&N has also purchased residential mortgage loans secured by property located in various states. In addition, the Company has originated income producing property loans secured by real estate located in the State of Michigan and has purchased such loans secured by property located in Michigan and elsewhere. Since 1990, the Bank has chosen to focus the activities of its community banking offices on loan origination in their market areas. At December 31, 1998, 81% of D&N's real estate loans receivable (excluding government agency insured or guaranteed mortgage-backed and derivative products) were secured by real estate located in Michigan.

          The following table presents information regarding the geographic location of the properties securing D&N's residential mortgage and income producing property loans at December 31, 1998. See "- Classified Assets, Loan Delinquencies and Defaults" for a discussion of other real estate owned.

                                         Outstanding Balance
                                                 at
                                          December 31, 1998
                                      --------------------------
                                            (In thousands)
MICHIGAN
 One- to four-family residential....           $523,810
  Apartments........................              8,183
  Mini warehouse, storage...........              1,518
  Mobile home parks.................              4,262

                                          Outstanding Balance
                                                  at
                                           December 31, 1998
                                           -----------------
                                            (In thousands)
 Motels/hotels......................             11,005
 Shopping centers and retail........             23,707
  Office buildings..................             21,440
 Nursing Homes......................              9,900
 Industrial.........................              6,734
 Condominiums and land development..             26,243
 Other..............................             11,577
                                               --------
                                                648,379
CALIFORNIA
 One- to four-family residential....             19,936
 Apartments.........................              3,897
 Shopping centers & retail..........              1,823
 Office buildings...................                461
 Nursing homes......................                 80
                                               --------
                                                 26,197
MASSACHUSETTS
 One- to four-family residential....             13,185
                                               --------
                                                 13,185
NEW YORK
 One- to four-family residential....              2,775
                                               --------
                                                  2,775
NORTH CAROLINA
 One- to four-family residential....              5,195
                                               --------
                                                  5,195
TEXAS
 One- to four-family residential....              8,258
                                               --------
                                                  8,258
PENNSYLVANIA
 One- to four-family residential....              3,662
 Apartments                                         118
 Industrial.........................                 96
 Other..............................                 27
                                               --------
                                                  3,903
FLORIDA
One-to four-family residential......              3,389
                                               --------
                                                  3,389



                                                        Outstanding Balance
                                                                at
                                                         December 31, 1998
                                                         -----------------
                                                           (In thousands)
 OTHER (31 STATES)
  One- to four-family residential..................             79,920
  Apartments.......................................                 40
  Motels/hotels....................................                265
  Shopping centers and retail......................              2,016
  Office buildings.................................                 31
  Nursing homes....................................                104
  Other............................................                 34
                                                              --------
                                                                82,410
Rated conventional residential
 participation certificates........................              3,532
                                                              --------
Total..............................................            797,223

Plus:
  Loan control and clearing........................               (565)
  Accrued interest receivable, net of reserve for
      uncollected interest ........................              3,719

Less:
    Deferred income, discounts and premiums........             (1,107)
    Loans in process...............................             17,679
    Loss and valuation allowances..................              6,442
                                                              --------
     Total                                                    $777,363
                                                              ========

     Residential loan originations are attributable to direct marketing efforts of the Bank and of the Bank's subsidiary, D&N Mortgage Corporation, as well as to referrals from real estate brokers and builders. Income producing property loans are originated through the Bank's direct marketing efforts and through referrals by existing customers. In 1998, total loan originations increased $174.6 million, or 28% as a result of a significant increase in consumer lending activity. Consumer loan originations alone increased $20.4 million, or 6%.

     D&N Bank has sold loans and loan participations in the secondary market, generally without recourse. Loans held for sale are recorded at the lower of cost or market value. At December 31, 1998, the Bank had $8.8 million of net loans held for sale consisting of 15 and 30 year fixed rate loans. These sales have provided additional funds for loan originations and investments and also generated income. The Bank generally continues, after the sale, to service the loans and loan participations sold. Loan sales are made on a yield basis with a portion of the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to D&N. On occasion, the Bank also purchased mortgage loan servicing rights from others in order to maintain its loan servicing portfolio economies of scale.

     The weighted average servicing fee for loans serviced for others was .30% at December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income." At December 31, 1998, D&N serviced for others approximately $576 million in loans and loan participations. See also Note A of Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies - Capitalized Mortgage Servicing Rights".

     The Bank's investment in mortgage servicing rights ("MSRs") totaled $4.8 million at December 31, 1998. The following table details the value of the Bank's investment in MSRs.

                                                Year Ended December 31
                                       --------------------------------------
                                           1998            1997         1996
                                       ---------         -------     --------
                                                     (In thousands)
Balance at beginning of year           $  2,136          $ 1,443     $  1,113
Additions:
  Capitalized servicing                   4,552            1,236          630
Reductions:
  Scheduled amortization                    605              321          267
  Additional amortization due to
    changes in prepayment assumptions     1,018              222           33
  Impairment                                 --               --           --
  Sales                                     243               --           --
                                       --------          -------     --------
  Total                                   1,866              543          300
                                       --------          -------     --------
Balance at end of year                 $  4,822          $ 2,136     $  1,443
                                       ========          =======     ========
Fair market value at end of year       $  4,897          $ 2,389     $  1,770
                                       ========          =======     ========

     The following table shows origination, purchase, sale and repayment activities of D&N Bank, including mortgage-backed securities, for the periods indicated.

                                                                                            Year Ended December 31
                                                                     ----------------------------------------------------------
                                                                           1998       1997       1996        1995         1994
                                                                     ----------------------------------------------------------
                                                                                             (In thousands)
ORIGINATIONS
Real estate:
   One- to four-family residential.................................  $  315,760   $215,452     $194,357    $182,800     $ 81,279
   Income producing property.......................................      57,365     45,594       33,816      17,614       17,350
 Non-real estate:
Consumer...........................................................     344,061    323,676      271,622     195,109      132,836
   Commercial......................................................      88,866     46,708       11,437       3,739        4,748
                                                                     -----------------------------------------------------------
     Total originations............................................     806,052    631,430      511,232     399,262      236,213

PURCHASES
 Real estate:
   One- to four-family residential                                      193,779    234,886      148,405     103,524      188,481
   Income producing property.......................................          --         --           --          --        1,852
   Mortgage-backed securities......................................     337,029    107,400       58,892          --       68,391
                                                                     -----------------------------------------------------------
     Total purchases...............................................     530,808    342,286      207,297     103,524      258,724
                                                                     -----------------------------------------------------------
     Total additions...............................................   1,336,860    973,716      718,529     502,786      494,937


SALES
 Real estate:
   One- to four-family residential.................................     226,506     85,778       68,024     107,080       45,311
   Mortgage-backed securities(1)...................................     109,338     23,555           --       4,210       50,658
   Non-real estate:
   Consumer loans..................................................       1,070      2,383        2,810       2,976        2,894
                                                                     -----------------------------------------------------------
     Total sales...................................................     336,914    111,716       70,834     114,266       98,863
 Principal repayments..............................................     853,519    504,972      426,291     288,485      239,816
                                                                     -----------------------------------------------------------
     Total reductions..............................................   1,190,433    616,688      497,125     402,751      338,679
 Transfers to other real estate owned..............................        (284)      (961)      (3,373)     (1,936)      (2,861)
 Increase (decrease) in other items, net...........................      17,962     (3,944)       9,033       8,801        1,079
                                                                     -----------------------------------------------------------
    Net increase (decrease)........................................  $  164,105   $352,123     $227,064    $106,900     $154,476
                                                                     ===========================================================

(1) Includes sales of CMO residuals which were carried at the lower of cost or market.

     Outstanding loan commitments of the Bank at December 31, 1998 amounted to $56.0 million for one- to four-family residential real estate loans and $26.1 million for commercial real estate loans. See "Regulation - Federal Regulation."


     RESIDENTIAL MORTGAGE LOANS. At December 31, 1998 the Bank had $666.5 million in residential mortgage loans representing 50.1% of the Bank's total loan portfolio. This amount represents a 7.1% decrease in the dollar value of the residential loan portfolio. However, it also represents a 5% decrease in the percentage of the Bank's portfolio consisting of residential real estate loans as the Bank shifted its focus to emphasize the origination of consumer loans.

     The original contractual loan payment period for residential loans originated by D&N Bank normally ranges from 15 to 30 years. Because borrowers may refinance or prepay their loans, however, such loans often remain outstanding for a substantially shorter period of time.

     Prior to 1992, most of the Bank's residential mortgage loans were originated by its mortgage banking subsidiary. The mortgage banking subsidiary originated loans in southeastern Michigan, Illinois, Arizona, Texas and North Carolina. The Bank now originates loans primarily in its Michigan market area through its community banking, correspondent lending, and mortgage banking offices. Substantially all of the residential loans being originated by the Bank are in a form which permits their sale in the secondary market.

     The Bank's first mortgages customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. In general, the Bank enforces due-on-sale clauses in its first mortgages.

     In the case of conventional mortgage loans intended for sale, the Bank's policy is to lend a maximum of 95% of the appraised value of single-family residences. The Bank generally does not lend more than 90% of the appraised value of the property on those loans it intends to hold. Private mortgage insurance is typically required if the loan amount exceeds 80% of the appraised value, in an amount sufficient to reduce the Bank's exposure to 75% or less of the appraised value of the property. Property securing real estate loans made by the Bank is appraised by independent appraisers selected by the Bank and whose appraisals are reviewed by D&N personnel or other independent appraisers.

     Loans up to the maximum limits for single family homes of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") may be approved by qualified loan officers of the Bank. The Bank's Residential Loan Committee has single-family lending authority up to $500,000, if two members approve. Loans in excess of $500,000 must be approved by the Bank's Loan Committee (comprised of Messrs. Butvilas, Krupka, Janson, West and Donnelly). Loans in excess of $2 million must also be approved by the Bank's Board of Directors.

     Title, fire and casualty insurance as well as surveys are generally required on all mortgage loans.

     D&N Bank also offers a variety of Adjustable Rate Mortgages, ("ARM") loans which offer adjustable rates of interest, payments, loan balances or terms to maturity which vary according to specified indices. The Bank's ARMs generally have a loan term of 30 years with rate adjustments every year or every three years during the term of the loan. ARMs currently originated by the Bank contain a 2% limit as to the maximum amount of change in the interest rate at any adjustment period and a 6% limit over the life of the loan. The Bank generally originates ARMs to hold in its portfolio. At December 31, 1998, residential ARMs totaled $224 million, or 36% of the Bank's total residential one- to four-family mortgage loan portfolio. Of this total ARM portfolio, $123 million or 55% were purchased from others. Due to consumer demand, residential loans originated during 1998 were predominately fixed rate loans.

     Despite the benefits of ARMs to the Bank's asset/liability management program, such loans also pose potential additional risks, primarily because as interest rates rise, the underlying payment by the borrower rises, increasing the potential for default. At the same time, marketability of the underlying property may be adversely affected by higher interest rates.

     MORTGAGE-BACKED SECURITIES. The Bank on occasion purchases mortgage-backed securities to supplement residential loan production. The types of securities purchased are based upon the Bank's asset/liability management strategy and balance sheet objectives. In 1998, the Company purchased $338.8 million of fixed rate Collateralized Mortgage Obligations ("CMO") with expected average lives of 1.2 to 4.9 years. CMOs are securities derived by reallocating cash flows from mortgage pass-through securities or pools of mortgage loans held by a trust. The CMO securities purchased by the Bank in 1998 are backed by pass-through securities of either FHLMC, FNMA or Government National Mortgage Association ("GNMA").

     The Bank has, in the past, invested in interest only strip securities ("IOs") as part of its asset/liability management strategy. At December 31, 1998, D&N had IOs with a book value and market value of $620,000, and had no POs at that date.

     The following table sets forth information concerning the composition of D&N's mortgage-backed securities portfolio in dollar amounts and percentages, by type of security. See also Note F of Notes to Consolidated Financial Statements.

                                                                         December 31
                           --------------------------------------------------------------------------------------------------------
MORTGAGE-BACKED                   1998                  1997                1996                    1995                1994
                           -----------------    -------------------   ------------------   -----------------   ------------------
      SECURITIES            Amount   Percent     Amount     Percent    Amount    Percent   Amount   Percent    Amount     Percent
-------------------------  --------  -------    --------   --------   ---------  -------   -------  --------   -------    -------
                                                                  (Dollars In thousands)
TYPE OF SECURITY
One- to four-family:
Mortgage-backed
   securities.........     $492,085    99.57%   $356,079   99.38%     $249,186   99.18%    $125,264    98.09%  $147,988     97.81%
Interest only
 certificates.........          635     0.13      1,456    0.41         2,070    0.82         2,456     1.92      3,886      2.57
                           ------------------------------------------------------------------------------------------------------

Mortgage-backed
   securities, gross..      492,720    99.70    357,535   99.79       251,256  100.00       127,720   100.01    151,874    100.38
Net (discounts)
  premiums............        1,492     0.30        761    0.21            --      --           (11)   (0.01)      (581)    (0.38)
                           ------------------------------------------------------------------------------------------------------

Mortgage-backed
   securities, net....     $494,212   100.00%  $358,296  100.00%     $251,256  100.00%     $127,709   100.00%  $151,293    100.00%
                           ======================================================================================================

     INCOME PRODUCING PROPERTY LOANS. The Bank has historically originated and purchased both permanent and, to a substantially lesser extent, construction loans secured by income producing property and land development loans. Essentially all permanent income producing property loans originated by the Bank to date have been secured by real property located in Michigan.

     To a substantially lesser extent, the Bank has also purchased income producing property loans and participation interests in these loans outside of Michigan. These loans may be in the form of mortgage-backed securities, may have fixed or variable interest rates and most have been outstanding for three to twelve years. At December 31, 1998, $9.6 million of D&N's portfolio of income producing property loans were purchased loans.

   The following table shows the composition of the Bank's income producing property and land development loans at December 31, 1998. See "Non- Performing Assets and Risk Elements."

                                                                                        Amount Non-
                                                            Loans        Percentage    Performing or
                                                         Outstanding      of Total      of Concern
                                                         -----------     -----------  --------------
                                                                     (Dollars in thousands)
Apartments and multi-family residences                   $ 12,267           10.61%        $   145
Other income producing property:
  Motels/hotels                                            11,297            9.78           3,396
  Offices                                                  18,398           15.92              --
  Mobile home parks                                         4,272            3.70              75
  Shopping centers                                         24,077           20.84             436
  Industrial                                                6,846            5.92              --
  Nursing homes                                             9,520            8.24              --
  Condominium development                                   6,961            6.02              --
  Other                                                       592            0.51               2
                                                         --------        --------         -------
  Total                                                    94,230           81.54           4,054

Land development loans and other                           39,646           34.31             880
                                                         --------        --------         -------
  Total                                                   133,876          115.85         $ 4,934
                                                                                          =======
Allowance for losses                                       (6,099)          (5.28)
Loans in process, deferred income and
  other miscellaneous credits                             (12,212)         (10.57)
                                                         --------         -------
          Total                                          $115,565          100.00%
                                                         ========         =======

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

     The Bank has established programs to originate consumer loans including automobile loans, home improvement loans, home equity loans, student loans under various guaranteed student loan programs, loans to depositors secured by pledges of their deposit accounts and unsecured loans. Although consumer loans involve a higher level of risk than one-to-four family residential mortgage loans, they generally carry higher yields and have shorter terms to maturity. The Bank has increased its origination of consumer loans during the past several years, and is continuing to emphasize these types of loans. At December 31, 1998, consumer loans totaled $504.1 million or 38% of the Bank's loan portfolio, an increase of $54.5 million or 12% from December 31, 1997.

     During 1998, net consumer loan charge-offs were $1,776,000 compared to $1,276,000 in 1997, $926,000 in 1996, $642,000 in 1995 and $411,000 in 1994.

     Indirect loan originations totaled $205.9 million in 1998. Indirect receivables amounted to $307.5 million at December 31, 1998 and make up 61% of the consumer loan portfolio. Indirect loans are underwritten according to the same guidelines as direct loans, and the maximum dollar exposure to any one dealer is typically limited to $5 million.

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


LOANS TO ONE BORROWER

     Under federal law, the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus. At December 31, 1998, the Bank's loans to one borrower limit was approximately $21.3 million. See "Regulation - Federal Regulation". At December 31, 1998, the Bank had no loans to one borrower in excess of its lending limit.


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

     The following table sets forth information concerning delinquent mortgage and other loans at December 31, 1998. The amounts presented represent the total remaining principal balances of the related loans (before reserves for losses), rather than the actual payment amounts which are overdue.

                                                        Real Estate
                                             --------------------------------
                                                             Income Producing
                               Commercial      Residential       Property         Consumer
                             ----------------------------------------------------------------
                             Number  Amount  Number  Amount  Number  Amount   Number  Amount
                             ----------------------------------------------------------------
                                                  (Dollars in thousands)
Loans delinquent for:
 30 - 59 days                     2     $27      83  $2,944       2   $   74     740   $6,012
 60 - 89 days                     -     ---      24     950      --       --     248    1,730
 90 days and over                 2      39      44   1,430       8    5,020     219    1,378
                                  -----------------------------------------------------------

   Total delinquent loans         4     $66     151  $5,324      10   $5,094   1,207   $9,120
                                  ===========================================================

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser credit quality as "substandard," "doubtful" or "loss" assets. The regulation requires insured institutions to classify their own assets and to establish prudent general allowances for loan losses for assets classified "substandard" or "doubtful." For the portion of assets classified as "loss", an institution is required to either establish specific allowances for loan losses for assets of 100% of the amount classified or charge off such amount. The OTS may require the establishment of a general allowance for losses based on assets classified as "substandard" and "doubtful" or based on the general credit quality of the asset portfolio of an institution. At December 31, 1998, $11.9 million of the Bank's assets were classified as "substandard", none of such assets were classified as "doubtful" or as "loss". The Bank's classification of assets is consistent with OTS examination classifications.

     Hotels and motels account for $2.4 million of classified assets and apartments account for $477,000. The balance of classified assets consists of loans and real estate owned of various income producing properties, land, residential real estate and consumer loans.

NONPERFORMING ASSETS AND RISK ELEMENTS

     Nonperforming assets, including other real estate owned, increased to $9.2 million at December 31, 1998 compared to $5.3 million at December 31, 1997. The ratio of nonperforming assets to total assets was 0.46% at December 31, 1998 compared to 0.29% at December 31, 1997. Allowances for losses represented 119% of nonperforming assets at December 31, 1998.

     Loans are placed on nonaccrual status when the collection of principal and/or interest becomes doubtful. In addition, residential mortgage loans and income producing property loans are placed on nonaccrual status when the loan becomes 90 days or more contractually delinquent. All consumer loans more than 90 days delinquent are charged against the consumer loan allowance for loan losses. For 1998, the Bank would have recorded interest income of $668,000 if nonaccrual and restructured loans had performed in accordance with their original terms. The Bank recognized zero interest income on these loans in 1998.

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio:

                                                              December 31
                                          ------------------------------------------------
                                             1998     1997      1996      1995      1994
                                          --------  --------------------------------------
                                                         (Dollars in thousands)
Nonaccruing loans                         $ 7,867   $ 3,162   $ 6,429   $ 8,133    $17,949
Accruing loans delinquent
   more than 90 days                           --       274        --        24          5
Restructured loans                             --        --        --        --         --
                                          -------   -------   -------   -------    -------

   Total nonperforming loans                7,867     3,436     6,429     8,157     17,954
 Other real estate owned (OREO)
   and other repossessed assets             1,372     1,864     1,662     1,544      6,566
                                          -------   -------   -------   -------    -------

   Total nonperforming assets             $ 9,239   $ 5,300   $ 8,091   $ 9,701    $24,520
                                          =======   =======   =======   =======    =======

Nonperforming loans as a
   percentage of total loans                 0.59%     0.26%     0.60%     0.85%      2.16%

Nonperforming assets as a
    percentage of total assets               0.46%     0.29%     0.55%     0.79%      2.17%

Allowance for loan losses as a
    percentage of  nonperforming loans     139.76%   307.01%   171.75%   123.59%     46.50%

Allowances for loan and OREO losses
    as a percentage of
   nonperforming assets                    119.01%   199.04%   136.47%   105.29%     35.40%


OTHER REAL ESTATE OWNED

     Other real estate owned, net of reserves, totaled $857,000 at December 31, 1998, versus $1.5 million at December 31, 1997. Other real estate owned consisted of single family homes, and multi-family dwelling units. At foreclosure, real estate is recorded at estimated fair value less disposal costs. Any difference between estimated fair value and the loan balance is charged to the allowance for loan losses.

     The largest asset in other real estate owned is a residential property located in Michigan. This asset had a carrying value of approximately $456,000 at December 31, 1998.

OTHER LOANS OF CONCERN

     In addition to nonperforming assets, the Bank has other loans of concern aggregating $16.7 million. These are loans which are currently performing but which demonstrate a specific weakness or weaknesses which, if not corrected, could cause failure of the borrower and default. These loans are closely monitored by management, and as the weaknesses are corrected, may be reclassified as acceptable loans.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the Company's loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provision for loan losses. An appropriate level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management also considers other factors when determining the unallocated allowance, including loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends , economic conditions and industry trends.

SFAS No. 114, Accounting By Creditors for Impairment of a Loan, as amended by SFAS No. 118, considers a loan impaired when it is probable that payment of principal and interest will not be collected in accordance with the contractual terms of the original loan agreement. Consistent with this definition, all non-accrual and restructured loans (with the exception of residential mortgage and consumer installment loans) are impaired. An impaired loan for which it is deemed necessary to record a specific allowance is, typically, written down to the fair value of the underlying collateral at the time it is placed on non-accrual status via a direct charge-off against the allowance for loan losses. Consequently, those impaired loans not requiring a specific allowance represent loans for which the fair value of the underlying collateral equaled or exceeded the recorded investment in the loan. All impaired loans were evaluated using the fair value of the underlying collateral as the measurement method.

It must be understood, however, that inherent risks and uncertainties related to the operation of a financial institution require management to depend on estimates, appraisals and evaluations of loans to prepare the Company's financial statements. Changes in economic conditions and the financial prospects of borrowers may result in abrupt changes to the estimates, appraisals or evaluations used. In addition, if actual circumstances and losses differ substantially from management's assumptions and estimates, the allowance for loan losses may not be sufficient to absorb all future losses, and net income could be significantly impacted.

Gross loan charge-offs increased $218,000 to $2.4 million in 1998, compared to $2.2 million in 1997 and $1.5 million in 1996. The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.15% for 1998 and 1997, compared to 0.01% for 1996. Commercial loan net charge-offs as a percentage of average commercial loans was 0.03% for 1998, compared to 0% for 1997 and 1996. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, was 0.03% for 1998, 0.04% for 1997 and 0.05% for 1996. Mortgages on income producing property net charge-offs as a percentage of average mortgages on income producing property was 0.03% for 1998, compared to 0.24% for 1997 and, due to recoveries on properties previously written down, was (1.00)% for 1996. Consumer loan net charge-offs as a percentage of average consumer loans was 0.37% for 1998 and 1997 compared to 0.33% for 1996.

Allowances for losses on the loan portfolio totaled $11.0 million at December 31, 1998. Losses of $2.4 million were charged off and $347,000 was recovered, as new provisions for loan losses of $2.5 million were recorded during the year. At year-end, the allowance for loan losses represented .82% of the total outstanding loan portfolio balance.

The following table details the changes in the Company's allowance for loan losses for the last five years.


                                                                      Year Ended December 31
                                                       -------------------------------------------------
                                                           1998      1997      1996      1995      1994
--------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Balance at beginning of period.........................  $10,549   $11,042   $10,081   $ 8,349   $11,570
Charge-offs:
  Residential mortgages................................      226       290       314       169       110
  Mortgages on income-producing property...............       38       277        --     1,019     3,109
  Commercial loans.....................................       14        --        --        --        --
  Consumer loans.......................................    2,123     1,616     1,216       999       773
                                                       -------------------------------------------------
                                                           2,401     2,183     1,530     2,187     3,992
Recoveries:
  Residential mortgages................................       --        --         3       917         9
  Mortgages on income-producing property...............       --        --     1,098       245       300
  Commercial loans.....................................       --        --        --        --        --
  Consumer loans.......................................      347       340       290       357       362
                                                       -------------------------------------------------
                                                             347       340     1,391     1,519       671

Net Charge-offs........................................    2,054     1,843       139       668     3,321
Provision charged to operations........................    2,500     1,350     1,100     2,400       100
                                                       -------------------------------------------------
Balance at end of period...............................  $10,995   $10,549   $11,042   $10,081   $ 8,349
                                                       =================================================

Net charge-offs as a percentage of average loans.......   0.15%     0.15%     0.01%     0.07%     0.43%
Allowance for loan losses as a percentage of total
 loans.................................................   0.82%     0.80%     1.03%     1.05%     1.01%

The Company's policy for charging off loans varies with respect to the category of and specific circumstances surrounding each loan under consideration. Installment loans are generally charged off when deemed to be uncollectible or 180 days past due, whichever comes first. Charge-offs of commercial loans and residential real estate mortgage loans are made on the basis of management's ongoing evaluation of non-performing loans.

The following table summarizes the allocation of the allowance for loan losses for general, specific and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. The entire allowance, however, is available for use against any type of loan loss deemed necessary.

                                                                              December 31
                                   ----------------------------------------------------------------------------------------------
                                           1998               1997               1996               1995               1994
                                   ----------------------------------------------------------------------------------------------
                                               % of               % of               % of               % of               % of
                                     Amount    loans    Amount    loans    Amount    loans    Amount    loans    Amount    loans
                                             to total           to total           to total           to total           to total
                                   ----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
General allowances:
Residential mortgages..............  $   --   49%      $   --    54%     $   11     57%     $  642       63%     $  634      63%
Mortgages on income-producing                                                                2,680
property...........................      --   10          767     9       1,275     10                   11       4,332      17
Commercial loans...................      --    4           --     3          --      1          --        1         --       --
Consumer loans.....................   4,065   37        3,303    34       2,681     32       1,616       25         810      20
                                   ----------------------------------------------------------------------------------------------

Total general allowances...........   4,065   100%      4,070    100%     3,967     100%     4,938      100%       5,776     100%

Specific allowances:
Residential mortgages..............     --        --        --        --        --        --        --        --       --        --
Mortgages on income-producing
property...........................  1,145        --       145        --       385        --        --        --      860        --
Commercial loans...................     --        --        --        --        --        --        --        --       --        --
Consumer loans.....................     --        --        --        --        --        --        --        --       --        --
                                  --------------------------------------------------------------------------------------------------
 Total specific allowances.........  1,145                 145                 385                  --                860
Unallocated allowances.............  5,785               6,334               6,690               5,143              1,713
                                  --------------------------------------------------------------------------------------------------
  Total allowance for loans....... $10,995      100%   $10,549       100%  $11,042      100%   $10,081      100%   $8,349       100%
                                  ==================================================================================================

The following table summarizes the graded loan categories used in the allocation of the allowance for loan losses among the Company's loans in each of the past three years.

                                                                    DECEMBER 31
                                               ----------------------------------------------------
                                                      1998             1997              1996
---------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Graded loan categories:........................
Pass (Superior, High and Satisfactory).........       $1,322,513       $1,292,006        $1,042,541
Special mention................................            4,579           10,812            13,303
Substandard....................................           11,906            8,545            10,652
Doubtful.......................................               --               --                37
Loss...........................................            1,145              145               385
                                               ----------------------------------------------------
  Total loans..................................       $1,340,143       $1,311,508        $1,066,918
                                               ====================================================

Each element of the general allowance for December 31, 1998 was determined as adequate by applying the following risk percentages to each grade: Pass - residential: 0%, commercial: 0%, consumer: 0.80%; Special mention - residential:
0%, commercial: 0%, consumer  0.83%; Substandard - residential: 0%, commercial:
0%, consumer: 1.66%; Doubtful - 50%; and loss - 100%. the risk percentages are developed by the Company in consultation with regulatory authorities, actual loss experience and peer group loss experience, and are adjusted for current economic conditions. the risk percentages are considered a prudent measurement of the risk of the Company's loan portfolio.

The Company periodically reviews each commercial loan and assigns a grade based on loan type, collateral value, financial condition of the borrower and payment history. Delinquent residential mortgage and installment loans are reviewed and assigned a rating based on their payment history, financial condition of the borrower and collateral values. Specific mortgage and installment loans are also reviewed in conjunction with the previously described review of any related commercial loan.

Based upon these reviews, the Company determines the grades for its loan portfolio on a quarterly basis and reviews the adequacy of the allowance for loan losses. Management believes this periodic review provides a mechanism that results in loans being graded in the proper category and accordingly, assigned the proper risk loss percentage in computing the general and specific reserve.

The provision for loan losses increased to $2.5 million during 1998 from $1.4 million in 1997. Additional provision was necessary as a result of the growth of $79 million, or 13%, in consumer and business-related loans. In recognition of this dynamic, the Company increased its loan loss provision for the higher potential of losses typically associated with these types of loans. In 1997, the provision for loan losses increased to $1.4 million from $1.1 million, with the increased volume of consumer and commercial loans being the relevant factor for the change.

There have been no changes in the Company's adequacy reviews or estimation methods since 1996.

INVESTMENT ACTIVITIES

     As a member of the FHLB System, the Bank must maintain minimum levels of liquid assets specified by federal regulations which vary from time to time. See "Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

     Historically, the Bank has maintained liquid assets above the minimum requirements imposed by federal regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow is regularly reviewed and updated to maintain adequate liquidity. For the month of December 1998, the Bank's average liquidity ratio (liquid assets as a percentage of net withdrawable deposits and current borrowings) was 36.1%, which was in excess of regulatory requirements.

     The following table sets forth information concerning the Bank's investment securities at the dates indicated. See also Note E of Notes to Consolidated Financial Statements for additional information regarding the contractual maturities and weighted average yields of the Bank's investment securities.

                                                                           December 31
                                               --------------------------------------------------------------
                                                      1998                    1997                     1996
                                               --------------------------------------------------------------
                                                 Book     Market       Book     Market     Book      Market
                                                Value     Value       Value      Value     Value      Value
                                               --------------------------------------------------------------
                                                                         (In thousands)
U.S. Treasury and government
 agencies and corporations...........          $     --        --     $ 33,299  $ 33,369  $ 40,757   $ 40,801
U.S. Treasury available for sale.....            10,237    10,246       44,764    44,860    57,996     58,000
Commercial paper available for sale..            89,851    89,851           --        --        --         --
Valuation allowance..................                 9        --           96        --         4         --
                                               --------------------------------------------------------------
                                                100,097   100,097       78,159    78,229    98,757     98,801
Investment in Federal Home Loan
 Bank stock..........................            28,651    28,651       23,200    23,200    19,959     19,959
Other equity securities..............                27        27           25        25        23         23
Other equity securities available
 for sale............................             1,282     1,297        1,236     1,252     1,032      1,038
Valuation allowance..................                15        --           16        --         6         --
                                               --------------------------------------------------------------
                                               $130,072  $130,072     $102,636  $102,706  $119,777   $119,821
                                               ==============================================================

    The book value and market value of investment securities at December 31, 1998, by maturity ranges, were as follows:



          Weighted
                                                                   Market     Average
                                                    Book Value     Value       Yield
                                                    -----------------------------------
                                                           (Dollars in thousands)
U. S. Treasury and government agencies
  and corporate securities maturing:
  In one year or less...................              $ 10,237    $ 10,246       6.03%
Commercial paper maturing:
  In one year or less...................                89,851      89,851       6.18
Valuation allowance.....................                     9          --         --
                                                      -------------------------------
                                                       100,097     100,097       6.16
Equity securities.......................                29,960      29,975       7.81
Valuation allowance.....................                    15          --         --
                                                      -------------------------------
                                                      $130,072    $130,072       6.54%
                                                      ===============================

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

     The composition of the Bank's deposits at the end of recent periods is set forth in Note J of Notes to Consolidated Financial Statements. At December 31, 1998, the Company had no brokered deposits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the Bank believes that, based on its experience over the past five years, its savings accounts are stable sources of deposits.

                                                                              December 31
                                             ---------------------------------------------------------------------------
                                                      1998                       1997                      1996
                                             ---------------------------------------------------------------------------
                                                            Percent                     Percent                  Percent
                                                               of                          of                       of
                                               Amount        Total         Amount        Total      Amount        Total
                                             ---------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Regular Accounts:
  Savings accounts,
       1.50% - 4.98%.....................    $  237,600       18.80%       $163,119      15.64%   $  149,226       15.48%
  Checking and NOW accounts,
          0.00% - 2.50%..................       166,802       13.19         119,412      11.45       107,550       11.16
  Money market accounts,
     variable............................       103,878        8.22          92,314       8.85        89,321        9.26
                                             ---------------------------------------------------------------------------
             Total regular accounts......       508,280       40.21         374,845      35.94       346,097       35.90

Certificates:
          0.00 - 2.99%...........       9,318     0.74        8,100       0.78      9,864       1.02
          3.00 - 4.99%...........      86,470     6.84       19,955       1.91     74,620       7.74
          5.00 - 6.99%...........     640,591    50.67      600,035      57.52    476,651      49.44
          7.00 - 8.99%...........      14,567     1.15       35,368       3.39     52,073       5.40
          9.00 - 10.99%..........       3,371     0.27        3,746       0.36      3,894       0.40
                                   -----------------------------------------------------------------
Total certificates...............     754,317    59.67      667,204      63.96    617,102      64.00
Accrued interest.................       1,543     0.12        1,118       0.10        934       0.10
                                   -----------------------------------------------------------------

          Total deposits.........  $1,264,140   100.00%  $1,043,167     100.00%  $964,133     100.00%
                                   =================================================================

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

     The following table sets forth the deposit flows at D&N Bank during the periods indicated.

                                            Year Ended December 31
                             -----------------------------------------------
                                1998               1997              1996
                             -----------------------------------------------
                                             (In thousands)
Opening balance.........     $ 1,043,167       $   964,133       $   922,932
Deposits................       4,900,609         3,111,891         2,425,493
Withdrawals.............      (4,726,376)       (3,075,490)       (2,422,882)
Interest credited.......          46,315            42,449            39,115
Accrued interest........             425               184              (525)
                             -----------------------------------------------

Ending balance..........     $ 1,264,140       $ 1,043,167       $   964,133
                             ===============================================

     The following table sets forth the change in dollar amount of deposits in the various types of deposit programs offered by the Bank for the periods indicated.

                                               Year Ended December 31
                                      -------------------------------------
                                          1998          1997        1996
                                      -------------------------------------
                                                  (In thousands)
Savings accounts....................  $  74,481      $ 13,893      $   (502)
Checking and NOW accounts...........     47,390        11,862        15,929
Money market accounts...............     11,564         2,993         3,241
Certificates with maturities:
  7 to 91 days......................      1,639           (76)        8,319
  92 days to 6 months...............     39,008         9,211         1,133
  6 months to 1 year................     35,010        55,669        33,200
  1 year to 1 1/2 years.............     28,604        22,838        16,156

     1 1/2 years to 3 years......................       (17,575)      (38,039)        (15,179)
     3 years to 10 years.........................       (11,151)       (6,105)        (26,232)
  Negotiable rate certificates...................        11,578         6,604           5,661
                                                   ------------------------------------------
     Increase (decrease).........................       220,548        78,850          41,726
  Change in accrued interest.....................           425           184            (525)
                                                   ------------------------------------------

     Total increase (decrease)...................     $ 220,973      $ 79,034        $ 41,201
                                                   ==========================================


     The following table shows rate and maturity information for the Bank's deposits as of December 31, 1998.

                                                               Interest Rate Range -- Certificates
                                                      -------------------------------------------------------
                                                                      0.00         3.00       5.00       7.00     9.00
                                                         Percent        to            to        to         to      to
                                           Amount       of Total      2.99%        4.99%      6.99%      8.99%   10.99%
                                           ------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Savings accounts........................   $  237,600     18.80%        --            --         --         --       --
Checking and NOW accounts...............      166,802     13.19         --            --         --         --       --
Money market accounts...................      103,878      8.22         --            --         --         --       --
                                           ----------------------------------------------------------------------------
                                              508,280     40.21         --            --         --         --       --
Certificate accounts
 maturing in quarter ending:
03/31/99................................      175,953     13.92        469        15,134    155,117      3,608    1,625
06/30/99................................      222,861     17.63      2,399        28,707    187,146      2,990    1,619
09/30/99................................       90,154      7.13      1,162         5,997     82,517        372      106
12/31/99................................      116,376      9.20      2,001        27,270     86,808        297       --
03/31/00................................       29,656      2.35      1,500         1,465     24,872      1,819       --
06/30/00................................       29,685      2.35        175         4,026     22,544      2,940       --
09/30/00................................       20,815      1.65        464           369     19,915         67       --
12/31/00................................       11,308      0.89        180         1,123      9,781        224       --
03/31/01................................        6,599      0.52        322           448      5,717        112       --
06/30/01................................        5,676      0.45          5           639      5,023          9       --
09/30/01................................        6,568      0.52        125           153      5,595        695       --
12/31/01................................        5,958      0.47         32           553      5,151        222       --
Maturity over 3 years...................       32,708      2.59        484           586     30,405      1,212       21
                                           ----------------------------------------------------------------------------
  Total.................................   $  754,317     59.67   $  9,318      $ 86,470   $640,591   $ 14,567   $3,371
                                                                 ======================================================
Interest accrued........................        1,543      0.12
                                           --------------------
Total deposits..........................   $1,264,140    100.00%
                                           ====================

          The following table shows the scheduled maturities of certificates of deposit of $100,000 or greater as of December 31, 1998.


                                                                        December 31, 1998
                                                                        -----------------
                                                                          (In thousands)
          Certificates with maturities:
           Three months or less........................................       $ 36,943
           Over three through six months...............................         46,171
           Over six through twelve months..............................         34,431
           Over twelve months..........................................         17,493
                                                                              --------

               Total...................................................       $135,038
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

     The following table sets forth the maximum month-end and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings as of the dates indicated:

                                                                           Year Ended December 31
                                                                    -------------------------------
                                                                      1998          1997       1996
                                                                    -------------------------------
                                                                              (In thousands)
     Maximum Balance:
       Advances from FHLB...................................        $573,003   $464,003   $338,003
       Securities sold under
        agreements to repurchase............................         148,639    181,055     74,621
       Other borrowings.....................................          29,979     14,643     13,385

     Average Balance:
       Advances from FHLB...................................         524,433    381,787    259,694
       Securities sold under
        agreements to repurchase............................          80,106     98,471     40,095
       Other borrowings.....................................           6,317      7,993      9,720

     The following table sets forth certain information as to the Bank's FHLB advances, securities sold under agreements to repurchase and other borrowings at the dates indicated. See also Note L of Notes to Consolidated Financial Statements.

                                                                         At December 31
                                                                   -----------------------------
                                                                    1998        1997      1996
                                                                   -----------------------------
                                                                       (Dollars in thousands)
     Advances from FHLB..........................................  $530,003   $464,003   $338,003

     Securities sold under agreements
         to repurchase...........................................    18,153    149,092     58,040

     Other borrowings............................................    29,979      6,428      7,994
                                                                   --------   --------   --------

         Total borrowings........................................  $578,135   $619,523   $404,037
                                                                   ========   ========   ========

Weighted average interest
 rate of advances from FHLB                                            5.80%      5.91%      5.59%

Weighted average interest rate
 of securities sold under agreements
 to repurchase                                                         5.50       5.80       5.66

Weighted average interest
 rate of other borrowings                                              6.18      10.04       9.76

Weighted average interest
 rate of total borrowings                                              5.81       5.93       5.68

     The following table sets forth the Bank's maturity and rate structure of FHLB advances as of December 31, 1998.

                                                     Weighted
                                                     Average
                                                       Rate        Amount
                                                  ------------------------
                                                    (Dollars in thousands)
Matures within:
  One year.......................................     5.99%      $179,000
  Two years......................................     5.78        145,000
  Three years....................................     5.64        205,000
  Four years.....................................       --             --
  Thereafter.....................................     4.00          1,003
                                                  --------       --------
    Total FHLB advances..........................     5.80%      $530,003
                                                  ========       ========

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

     As of December 31, 1998, the Bank's investment in stock of and loans to its subsidiaries (other than its special-purpose finance subsidiary and its Real Estate Investment Trust) was in compliance with the regulations and totaled $5.6 million. A federal institution may also invest up to 30% of its assets in special-purpose finance subsidiaries established and operated in accordance with federal regulations. The Bank's investment in its special purpose finance subsidiary, D&N Funding I Corp., was in compliance with these regulations at December 31, 1998. Federal law imposes special capitalization requirements on savings institutions such as the Bank which are engaged in activities through a subsidiary that are not permissible for national banks. See "Regulation -- Regulatory Capital Requirements." The following is a description of the Bank's service corporations.

     D&N Enterprises, Inc. ("Enterprises") was formed in 1972 for the purpose of developing real estate through joint venture arrangements. At December 31, 1998, the Company had a $300,000 investment in Enterprises and loans totaling approximately $1.9 million to the subsidiary.

     Enterprises entered into a joint venture arrangement, the Northside Joint Venture, in March 1989 to acquire and develop commercial sites in Shelby Township, Michigan. Enterprises is in the process of marketing this property in its entirety.

     Quincy Insurance Agency, Inc. ("Quincy") was formed in 1995 and is involved in the sale of mortgage life insurance through its investment in Minnesota Mutual Life Insurance Company ("MIMLIC") and also offers insurance products and annuity contracts. In Michigan, MIMLIC's mortgage life insurance policies are marketed and sold primarily through Michigan savings institutions. During 1998, Quincy's parent D&N Holdings, Inc. was dissolved, leaving a small investment in Quincy Insurance Agency, Inc.

     MORTGAGE BANKING. On May 1, 1984, D&N Bank established a mortgage banking operation through a subsidiary, D&N Mortgage Corporation ("DNMC"). This subsidiary was relatively dormant from 1992 until 1995. Since restarting operations, D&N Mortgage Corporation has originated loans mainly for the Bank's portfolio. D&N Mortgage Corporation currently has five origination offices located in Michigan's lower peninsula in the cities of Grand Rapids, Hastings, West Bloomfield, St. Joseph, and Ann Arbor. At December 31, 1998, the Bank had $2.4 million invested in this subsidiary and loans totaling approximately $1.0 million to the subsidiary.

     FINANCE SUBSIDIARY. In 1986, D&N Bank incorporated a special- purpose finance subsidiary, D&N Funding I Corp. ("Funding"). Funding was established solely for the purpose of issuing collateralized mortgage obligations ("CMOs"). In August 1986, Funding pledged $61.5 million in principal amount of FHLMC participation certificates to collateralize the issuance and sale of the CMOs from which the Bank received $56.4 million in net proceeds. The CMOs were sold through a third party conduit and were secured by the pledge of participation certificates. D&N Bank reinvested the proceeds from the sale of the CMOs in residential and commercial mortgage loans.

REAL ESTATE INVESTMENT TRUST

     D&N Capital Corporation ("D&N Capital") is a Delaware corporation incorporated on March 18, 1997 for the purpose of acquiring and holding real estate assets and is a Real Estate Investment Trust ("REIT"). All shares of common stock of D&N Capital are owned by D&N Bank.

     On July 17, 1997, D&N Capital sold 1.21 million shares of its 9.0% noncumulative preferred stock, Series A with a liquidation preference of $25.00 per share (totaling $30,250,000). The Series A Preferred Shares are generally not redeemable prior to July 21, 2002. On or after July 21, 2002, the Series A Preferred Shares may be redeemed for cash at the option of the Bank, in whole or in part, at a redemption price of $25.00 per share. As part of this transaction, D&N Capital received $28,719,000 in net proceeds, after offering costs of $1,531,000. The net proceeds, along with the proceeds received from the sale of D&N Capital common stock to D&N Bank, were used to purchase $60,524,000 of mortgage loans from D&N Bank. The interest on these loans is being used to fund the dividends on D&N Capital's preferred and common stock.

     The preferred shares are treated as Tier-1 Capital by the Bank, and are traded on Nasdaq as DNFCP. During 1998, D&N Capital declared and paid preferred dividends totaling $2,722,500.

COMPETITION

     At December 31, 1998, the Bank ranked second among all savings institutions headquartered in the State of Michigan with respect to total assets.

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

EMPLOYEES

     At December 31, 1998, the Bank had 575 employees, including 94 part- time employees. Management considers its relations with its employees to be satisfactory. The Bank's employees are not represented by any collective bargaining group.

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

     George J. Butvilas, age 53. Joining D&N as President in May 1990, Mr. Butvilas was named Chief Executive Officer of the Bank in 1991 and Chief Executive Officer of the Company in 1992. He brought with him over 16 years experience as a commercial and community banker. Mr. Butvilas was formerly Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois.

     Frank R. Donnelly, age 58, is Senior Vice President/Commercial Lending of the Bank. He has been employed by the Bank in various capacities since 1965 and is presently responsible for the business and commercial real estate loan development for the Bank.

     Daniel D. Greenlee, age 46, is Senior Vice President/Controller of the Bank. He has been with D&N Bank in various capacities since 1984 and is presently responsible for the accounting, financial and regulatory reporting, financial analysis, tax and risk management functions of the Bank.

     Kenneth R. Janson, age 47, is Executive Vice President/Chief Financial Officer and Treasurer of the Company and the Bank. Prior to joining the Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University. Mr. Janson is responsible for directing the Bank's accounting, investment and investor relations functions.

     Robert J. Krupka, age 37, is Senior Vice President/Chief Credit Officer of the Bank. Prior to joining D&N Bank in March 1997, he was Commercial Loan Officer and Credit Manager with Old Kent Bank. Mr. Krupka is responsible for the commercial loan credit analysis and operations functions.

     Peter L. Lemmer, age 41, is Senior Vice President/General Counsel of the Company and the Bank. Prior to joining D&N Bank in October 1990, he held various positions involving legal services, the last five years as Senior Vice President/Compliance and Vice President, Associate General Counsel/Compliance Officer with Cal America Savings, later known as Columbus Savings, and American Federal Bank, respectively. Mr. Lemmer is responsible for the legal and regulatory functions of the Bank.

     Susan D. Obermeyer, age 35, is Assistant Vice President/Assistant Treasurer of the Bank. Prior to joining the Bank in September of 1992, she was the Cash Management Specialist and Accountant with Fifth Third Bank. Ms. Obermeyer is responsible for cash and liquidity management, investments, and wholesale funding of the Bank.

     Donald W. Schulze, age 48, is Senior Vice President/Human Resources of the Bank. He has been with D&N Bank in various capacities since 1986 and is presently responsible for the training and development, facilities management and human resources functions of the Bank.

     Alfred J. Sliwinski, age 52, was Executive Vice President/Community Banking. He had been employed by D&N Bank in various community banking capacities since May 1977 and was most recently responsible for the community banking function of the Bank. In January 1999, Mr. Sliwinski resigned from the Bank.

     Richard E. West, age 52, is Executive Vice President/Wholesale Lending. Prior to joining D&N Bank in January 1990, he was Servicing Manager for 20 years with Rothschild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, residential lending, consumer lending, bank operations and information systems functions of the Bank.

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


FEDERAL REGULATION

     The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of June 30, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS or the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit under this restriction was $21.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     The FDIC's deposit insurance premiums are assessed through a risk- based system under which all insured institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

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

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights
(MSRs) must be deducted from tangible capital. At December 31, 1998, the Bank had $4,822,000 of unamortized MSRs, $415,000 of which was required to be deducted from tangible capital.

     At December 31, 1998, the Bank had tangible capital of $129.5 million, or 6.40% of adjusted total assets, which is approximately $99.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

     At December 31, 1998, the Bank had core capital equal to $129.5 million, or 6.40% of adjusted total assets, which is $68.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

     The OTS risk-based requirement requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1998 the Bank had $9.9 million of general loss reserves which could be counted as supplementary capital.

     On December 31, 1998, the Bank had total capital of $139.4 million (including $129.5 million in core capital and $9.9 million in qualifying supplementary capital) and risk-weighted assets of $1.27 billion (including $51.4 million in converted off-balance sheet assets); or total capital of 10.94% of risk-weighted assets. This amount was $37.4 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution" (generally defined to be one with less than either a 4% core ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized institutions. On December 31, 1998, the Bank had a Tier 1 risk-based capital ratio of 10.17%.

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

     At December 31, 1998, the Bank was in compliance with the liquidity ratio requirement, with an average liquid asset ratio of 36.1%.


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


QUALIFIED THRIFT LENDER TEST

     All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets as defined by regulation in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its inception.

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

     The federal banking agencies, including the OTS, have revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in 1998 and received a rating of "Satisfactory".


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


FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At December 31, 1998, the Bank had $28.7 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.49% and were 8.00% for calendar year 1998.

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

     For the year ended December 31, 1998, the dividends paid by the FHLB of Indianapolis to the Bank totaled $2.1 million. The $578,000 dividend received for the quarter ended December 31, 1998 reflects an annualized rate of 8.00%.


FEDERAL AND STATE TAXATION

     D&N and its subsidiaries file a consolidated federal income tax return on a calendar year basis using the accrual method of accounting.

     Savings institutions, such as the Bank, were permitted to establish reserves for bad debts and make annual additions thereto which could be taken as a deduction in computing taxable income for federal income tax purposes. This tax bad debt reserve method available to thrift institutions was repealed for tax years beginning after 1995. As a result, the Bank was required to change from the reserve method to the specific charge-off method to compute its bad debt deduction. Basically, repeal of the thrift bad debt reserve method puts large thrifts, such as the Bank, on the tax method used by large commercial banks.

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

     D&N and its consolidated subsidiaries have been audited or their books closed without audit by the IRS with respect to consolidated federal income tax returns through December 31, 1994. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of open returns (including returns of subsidiaries and predecessors of, or entities merged into, D&N) would not result in a deficiency which could have a material adverse effect on the financial condition of D&N and its consolidated subsidiaries. See Note M of Notes to Consolidated Financial Statements.

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


     MICHIGAN TAXATION. The State of Michigan imposes a "Single Business Tax", that is a value-added type of tax for the privilege of doing business in the State of Michigan. The major components of the Single Business Tax are federal taxable income, compensation and depreciation as increased by net operating loss carryforwards, if any, utilized in arriving at federal taxable income, and decreased by the cost of acquisition of tangible assets during the year. The tax rate is 2.30% of the Michigan adjusted tax base.

     DELAWARE TAXATION.   As a Delaware business corporation, the Company is
required to file annual returns with and pay annual fees to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware based on the number of authorized shares of the Company stock.


ITEM 2. PROPERTIES

     At December 31, 1998, the Bank operated through 41 full service community banking offices, seven savings agency offices and five mortgage banking offices. The net book value of the land, buildings and leasehold improvements owned by D&N Bank at that date was $12,665,000, and the net book value of its office furniture, fixtures and equipment was $6,340,000.

     COMPUTER EQUIPMENT. D&N Bank processes all depositor and borrower customer files and transactions through a third party data services provider including general ledger accounting and information reporting. The book value of all computer equipment and software owned by the Bank was $929,000 at December 31, 1998. The Bank also leases an insignificant amount of data processing hardware and software.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a defendant in a number of matters of litigation, substantially all of which have arisen in the ordinary course of business. It is the opinion of management that the resulting liabilities, if any, from these actions will not materially affect the Consolidated Financial Statements.

          Page 11 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference, see "Significant Litigation".

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Page 41 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.


ITEM 6.   SELECTED FINANCIAL DATA

          Page 13 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          Pages 1 through 12 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS SUPPLEMENTARY DATA

          Pages 14 through 40 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There has been no change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure, within the prior 24 month period.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning Executive Officers of the Company is contained on page 27 herein. Information concerning Directors of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, except for information contained under the heading "Compensation Committee Report" and "Stock Performance Graph." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, except for information contained under the heading "Compensation Committee Report" and "Stock Performance Graph." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, except for information contained under the heading "Compensation Committee Report" and "Stock Performance Graph." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 1999, except for the information contained under the heading Compensation Committee Report" and "Stock Performance Graph." A copy of this Proxy Statement will be filed not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


          (a) (1)  Financial Statements
          -----------------------------

     The following information appearing in the Registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

             Annual Report Section                  Pages in Annual Report
---------------------------------------            -----------------------

Selected Financial Highlights                                 13

Management's Discussion and Analysis
  of Financial Condition and Results
  of Operations                                              1 - 12

Report of Independent Auditors                                 14

Consolidated Statements of Condition                           15

Consolidated Statements of Income                              16

Consolidated Statements of
  Stockholders' Equity                                         17

Consolidated Statements of Cash Flows                          18

Notes to Consolidated Financial Statements                   19 - 40

Stockholders' Information                                      41


       (a) (2) Financial Statement Schedules
       -------------------------------------

       All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

                                                               (A) (3)  EXHIBITS

                                             Reference to    Sequential
                                             Prior Filing    Page Number
                                              or Exhibit   Where Attached/
Regulation                                      Number       Located in
S-K Exhibit                                    Attached    This Form 10-K
Number                   Document               Hereto         Report
-------------  ----------------------------  ------------  ---------------
   3(i)        Articles of Incorporation          *        Not applicable

   3(ii)       By-Laws                          3(ii)      Pages 48 - 64

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

   13          Annual Report to Security     13            Pages 65 - 105
               Holders

   16          Letter re: change in          None          Not applicable
               Certifying Accountant

   18          Letter re:  change in         None          Not applicable
               accounting principles

   21          Subsidiaries of Registrant    21            Page 106

   22          Published report regarding    None          Not applicable
               matters submitted to vote
               of security holders

   23          Consent of Experts and        23            Page 107
               Counsel

   24          Power of Attorney             Not required   Not applicable

   27          Financial Data Schedule       27             Page 108


   28          Information from reports      None           Not applicable
               furnished to state
               insurance regulatory
               authorities

   99          Additional exhibits           None           Not applicable

____________________

     *Filed as exhibits to the Registrant's registration statement on Form S-2 (File No. 33-69300) filed with the Commission on September 23, 1993 or as part of reports filed for the purpose of updating such description. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     (b)  Reports on Form 8-K
     ------------------------


     None.
     -----

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        D&N FINANCIAL CORPORATION


By: /s/ GEORGE J. BUTVILAS              By: /s/ KENNETH R. JANSON
    -----------------------                 ------------------------------
    GEORGE J. BUTVILAS                      KENNETH R. JANSON
   (Duly Authorized Representative)        (Duly Authorized Representative)

Date       March 16, 1999               Date       March 16, 1999
     ----------------------------           ------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ GEORGE J. BUTVILAS              By: /s/ MARY P. CAULEY
    -----------------------------           ------------------------------
    GEORGE J. BUTVILAS                      MARY P. CAULEY
   Director, President and                  Director
   Chief Executive Officer
   (Principal Executive Officer)

Date       March 16, 1999               Date       March 16, 1999
     ----------------------------           ------------------------------


By: /s/ JOSEPH C. BROMLEY
    -----------------------------
    JOSEPH C. BROMLEY
    Director

Date       March 16, 1999
     ----------------------------

By: /s/ STEVEN COLEMAN                 By:  /s/ STEVEN E. ZACK
    ------------------------------          ------------------------------
    STEVEN COLEMAN                          STEVEN E. ZACK
    Director                                Director

Date  March 16, 1999                   Date       March 16, 1999
    ------------------------------          ------------------------------


By: /s/ RANDOLPH P. PIPER
    ------------------------------
    RANDOLPH P. PIPER
    Director

Date       March 16, 1999
     -----------------------------



BY: /s/ PETER VAN PELT
    ------------------------------
    PETER VAN PELT
    Director

Date       March 16, 1999
     -----------------------------



By: /s/ KENNETH R. JANSON
    ------------------------------
    KENNETH R. JANSON
    Executive Vice President/
    Chief Financial Officer

Date       March 16, 1999
     -----------------------------

                                 EXHIBIT INDEX

Exhibit
Number
-------

  13        Annual Report

  21        Subsidiaries of Registrant

  23        Consent of Expert and Counsel

  27        Financial Data Schedule