Form 10-Q
period 1999-03-31
D&N FINANCIAL CORP
filed 1999-05-14
CIK 830143

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q
     (Mark One)
       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended               March 31, 1999
                                      -----------------------------------------

                                       OR


      [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                       to
                                     ----------------------  -------------------

      Commission file number                    0-17137
                            ---------------------------------------------------


                         D&N Financial  Corporation
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                    38-2790646
         --------------------------         ------------------------------------
            (State or jurisdiction of       (I.R.S. Employer Identification No.)
          incorporation or organization)

                    400 Quincy Street, Hancock, Michigan 49930
                    ------------------------------------------
                        (Address of principal executive offices)

                                (906)  482-2700
         ---------------------------------------------------------
              (Registrant's telephone number, including area code)

         ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)

     Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]     No  [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.01 par value                 9,457,303
    -----------------------------        ---------------------------
            (Class)                  (Shares Outstanding of April 30, 1999)
================================================================================

                           D&N FINANCIAL CORPORATION


                                     INDEX


                                                                  Page No.
                                                                  --------


     PART I    Consolidated statements of condition -
                   March 31, 1999 and December 31, 1998                 3


               Consolidated statements of income -
                  three months ended March 31, 1999 and 1998            4

               Consolidated statements of cash flows
                  three months ended March 31, 1999 and 1998            5

               Notes to consolidated financial statements               6

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9



     PART II   Other Information                                       17

                                    D&N FINANCIAL CORPORATION
                                CONSOLIDATED STATEMENTS OF CONDITION

                                                                                   March 31           December 31
                                                                                    1999                1998
                                                                             ------------------------------------------------
                                                                                         (In thousands)
                                                                             ------------------------------------------------
                                                                                  (Unaudited)

ASSETS
 Cash and due from banks                                                         $   12,451         $   15,945
 Federal funds sold                                                                     900               --
 Interest-bearing deposits in other banks                                            23,708                 34
                                                                                  ----------        ----------
   Total cash and cash equivalents                                                   37,059            15,979

 Investment securities
     (market value of $28,676,000 in 1999 and $28,678,000 in 1998                   28,676             28,678
Investment securities available for sale (at market value)                          58,298            101,394
Mortage-backed securities
     (market value $32,061,000 in 1999 and $42,025,000 in 1998)                     31,552             41,446
 Mortgage-backed securities available for sale (at market value)                   533,590            452,766
Loans receivable (including loans held for sale of $8,134,000 in 1999
   and $8,801,000 in 1998)                                                       1,329,159          1,340,143
   Allowance for loan losses                                                       (11,044)           (10,995)
                                                                                 ----------         ----------
   Net loans receivable                                                          1,318,115          1,329,148
 Other real estate owned, net                                                        1,402                857
Federal income taxes                                                                   637              2,721
 Office properties and equipment, net                                               18,818             19,005
 Other assets                                                                       26,820             26,160
                                                                               ------------           --------
                   Total Assets                                                 $2,054,967         $2,018,154
                                                                                ==========         ==========
LIABILITIES
  Checking and NOW accounts                                                     $  154,276         $  166,802
  Money market accounts                                                             97,868            103,878
  Savings deposits                                                                 244,347            237,600
  Time deposits                                                                    774,183            754,317
  Accrued interest                                                                   1,713              1,543
                                                                                ----------         ----------
   Total deposits                                                                1,272,387          1,264,140

  Securities sold under agreements to repurchase                                    78,049             18,153
  FHLB advances and other borrowed money                                           533,325            559,982
  Advance payments by borrowers and investors held in escrow                        18,164             25,416
  Other liabilities                                                                  6,155              6,284
                                                                                ----------         ----------
                   Total liabilities                                             1,908,080          1,873,975

PREFERRED STOCK OF SUBSIDIARY                                                       28,719             28,719

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value per share (1,000,000 shares authorized;
   none issued)                                                                       --                 --
 Common stock, $.01 par value per share (shares authorized - 25,000,000;
   shares outstanding - 9,394,273 in 1999 and 9,318,089 in 1998)                        94                93
 Additional paid-in capital                                                         79,323            78,375
                                                                                   -------            ------
                   Total paid-in capital                                            79,417            78,468

 Retained earnings - substantially restricted                                       38,857            35,265
 Accumulated other comprehensive income (loss)                                        (106)            1,727
                                                                                    -------          -------
                     Total stockholders' equity                                    118,168           115,460
                                                                                   --------          -------
                      Total  Liabilities and Stockholders' Equity               $2,054,967        $2,018,154
                                                                                ==========        ==========

See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)






                                                                                Three Months Ended
                                                                                     March 31
                                                                                1999        1998
                                                                        ------------------------------
                                                                        (In thousands, except per share)
Interest Income:
     Loans                                                                   $25,870        $26,829
     Mortgage-backed securities                                                8,341          6,145
     Investments and deposits                                                  1,288          1,573
                                                                             -------        -------
TOTAL INTEREST INCOME                                                         35,499        34,547

Interest expense:
     Deposits                                                                 13,367        11,985
     Securities sold under agreements to repurchase                              796         1,991
     FHLB advances and other borrowed money                                    7,727         7,366
                                                                             -------       -------
     TOTAL INTEREST EXPENSE                                                   21,890        21,342
                                                                             -------       -------
     NET INTEREST INCOME                                                      13,609        13,205

   Provision for loan losses                                                     675           525
                                                                             -------       -------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                               12,934         12,680

   Nointerest income:
   Loan administrative fees                                                     699            535
   Deposit related fees                                                       1,337          1,045
   Gain on sale of loans available for sale                                     841            885
   Gain on sale of mortgage-backed securities available for sale                737            --
   Other income                                                                 199            736
                                                                            -------        -------
     TOTAL NONINTEREST INCOME                                                 3,813          3,201

   Nointerest income:
   Compensation and benefits                                                  5,350          4,822
     Occupancy                                                                  975            816
     Other expense                                                            3,353          3,196
                                                                            -------        -------
     GENERAL AND ADMINISTRATIVE EXPENSE                                       9,678          8,834
   Other real estate owned, net                                                  30             18
   Federal deposit insurance premiums                                           188            243
                                                                            -------        -------
     TOTAL NONINTEREST EXPENSE                                                9,896          9,095
                                                                            -------        -------
     INCOME BEFORE INCOME TAX EXPENSE                                         6,851          6,786

   Federal income tax expense                                                 2,151          2,208
                                                                            -------        -------
         INCOME BEFORE PREFERRED STOCK DIVIDENDS                              4,700          4,578

   Preferred stock dividends of subsidiary                                      681            681
                                                                            -------        -------
              NET INCOME                                                    $ 4,019        $ 3,897
                                                                            ========       =======

   Earnings per share:

              BASIC                                                           $0.43          $0.43
                                                                            =======        =======
              DILUTED                                                         $0.42          $0.41
                                                                            =======        =======



See Notes to Consolidated Financial Statements.

                           D&N FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Three Months Ended
                                                                                                             March 31,
                                                                                                         1999          1998
                                                                                                   ---------------------------
                                                                                                           (In thousands)
                                                                                                   ---------------------------
  OPERATING ACTIVITIES
    Net Income                                                                                       $   4,019      $  3,897
    Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                                                             675           525
     Depreciation and amortization of office properties and equipment                                      628           541
     Amortization of discounts on purchased loans and securities                                        (1,144)         (675)
     Originations and purchases of loans held for sale                                                 (16,527)      (37,607)
     Proceeds from sales of loans held for sale                                                         64,376        52,097
     Gain on loans and mortgage-backed securities available for sale                                      (737)         --
     Gain on sale of loan servicing rights                                                                 --           (193)
     Amortization and writedowns of mortgage servicing rights                                              250           187
     Other                                                                                               2,415           708
                                                                                                     ---------     ---------
             Net cash provided by operating activities                                                  53,955        19,480

  INVESTING ACTIVITIES
     Proceeds from maturities of investment securities                                                 154,989        14,986
     Purchases of investment securities to be held to maturity                                        (111,575)       (2,450)
     Proceeds from sales of mortgage-backed securities available for sale                               40,785         --
     Principal collected  on mortgage-backed securities                                                 51,926        32,530
     Purchases of mortgage-backed securities                                                          (164,800)      (24,894)
     Loans purchased                                                                                   (63,196)      (69,219)
     Net change in loans receivable                                                                     25,408       (24,123)
     (Increase) decrease in other real estate owned                                                       (545)          183
     Sales of loan servicing rights                                                                       --             193
     Purchases of office properties and equipment                                                          421          (978)
                                                                                                      ---------      --------
             Net cash used by investing activities                                                     (67,429)     (73 ,772)

  FINANCING ACTIVITIES
     Net change in time deposits                                                                        19,866       (22,767)
     Net change in other deposits                                                                       11,789        17,956
     Proceeds from notes payable, securities sold under agreements
        to repurchase and other borrowed money                                                         119,896       115,000
     Payments on maturity of notes payable, securities sold under
        agreements to repurchase and other borrowed money                                              (86,689)      (67,127)
     Net change in advance payments by borrowers and investors
        held in escrow                                                                                  (7,252)        2,313
     Common stock cash dividend                                                                           (470)         (457)
     Proceeds from issuance of stock                                                                       992           655
     Purchases of treasury stock/warrants                                                                  --           (364)
                                                                                                     ---------      --------
             Net cash provided by financing activities                                                  34,554        45,209
                                                                                                     ---------      --------

  Increase(Decrease) in cash and cash equivalents                                                       21,080        (9,083)
  Cash and cash equivalents at beginning of period                                                      15,979        20,497
                                                                                                     ---------      --------
  Cash and cash equivalents at end of period                                                         $  37,059      $ 11,414
                                                                                                     =========      ========

  Noncash transactions:
  Issuance of treasury stock on exercise of stock options                                            $   --              884
                                                                                                     =========      ========

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


                                                Three months ended
                                        March 31, 1999        March 31, 1998
                                     ------------------  -----------------------
                                             Earnings            Earnings
                                     Shares  per share   Shares  per share
                                     ------  ----------  ------  ----------
                                       (In thousands, except per share earnings)

     Basic EPS                        9,357     $ 0.43    9,115     $ 0.43
     Net dilutive effect of stock
         options outstanding            236      (0.01)     380      (0.02)
                                     ------  ---------   ------  ---------
     Diluted EPS                      9,593     $ 0.42    9,495     $ 0.41
                                     ======     ======   ======  =========

NOTE 3: ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents the Company's estimate of probable credit losses related to specifically identified loans as well as probable credit losses inherent in the remainder of the Company's loan portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is maintained at an adequate level through additions to the provisions for loan losses. An appropriated level of the general allowance is determined based on the application of projected risk percentages to graded loans by categories. In addition, specific reserves are established for individual loans when deemed necessary by management. Management also considers other factors when size and character of the loan portfolio, consultation with regulatory authorities, amount of nonperforming loans, delinquency trends, economic conditions and industry trends.

Changes in the allowance for loan losses are summarized as follows:


                                                  Three Months Ended
                                                       March 31,
                                                 1999           1998
                                              ---------------------------
                                                     (In thousands)

      Balance at beginning of period               $ 10,995   $ 10,549
      Charge-offs:
      Mortgage loans                                     53         10
      Commercial loans                                   12         --
      Consumer loans                                    664        458
                                                   -------------------
        Total                                           729        468
      Recoveries:
      Commercial loans                                    2         --
      Consumer loans                                    101         73
                                                   -------------------
      Total                                             103         73
                                                   -------------------
      Net charge-offs                                   626        395
      Provision charged to operations                   675        525
                                                   -------------------
      Balance at end of period                      $11,044    $10,679
                                                   ===================



NOTE 4:  COMPREHENSIVE INCOME

The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components. Total Comprehensive Income for the three month period ended March 31, 1999 and 1998 was as follows:

                                                  Three Months Ended
                                                        March 31,
                                                   1999       1998
                                                 --------------------
                                                    (In thousands)
                                                 --------------------

     Net income                                  $ 4,019     $ 3,897

     Other comprehensive income:

     Unrealized  holding gains and losses
       on debt securities available for sale,
       net of tax                                 (1,833)       (159)
                                                 -------     -------

     Total accumulated other comprehensive
       income                                     (1,833)       (159)
                                                 -------     -------
     Total Comprehensive Income                  $ 2,186     $ 3,738
                                                 =======     =======

                           D&N FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information regarding D&N Financial Corporation's ("D&N or the Company") financial condition and results of operations for the three month period ended March 31, 1999 and 1998. Ratios for the periods are stated on an annualized basis. Results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results which may be expected for the entire year. This discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-Q.


FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identity "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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


RESULTS OF OPERATIONS

 Net Income

The Company recorded net income for the quarter ended March 31, 1999 of $4.0 million, compared to net income of $3.9 million in the first quarter of 1998. Return on assets and return on equity were 0.79% and 13.77%, respectively, during the quarter ended March 31, 1999, compared to 0.85% and 15.55%, respectively, during the quarter ended March 31, 1998. The increase in net income was primarily due to increases in net interest income of $404,000, increased gain on sales of mortgage-backed securities of $737,000 and increases in loan administrative and deposit related fees of $456,000. These increases were partially offset by an increase in the provision for loan losses of $150,000, a decrease in other income of $537,000, and increased operating expenses of $801,000.


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

Net interest income increased $404,000 to $13.6 million for the quarter ended March 31, 1999 compared to $13.2 million for the quarter ended March 31, 1998. The increase was due to increased volume in D&N's mortgage backed securities portfolio and decreases in the amount of wholesale borrowings needed to fund the balance sheet. These improvements were partially offset by an increase in interest expense, due to increased deposit volume. The Company used the net increase in liabilities to fund loan demand and replenish mortgage backed security runoff.


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

The Company recorded a $675,000 provision for loan losses during the quarter ended March 31, 1999 and $525,000 during the quarter ended March 31, 1998.

  Noninterest Income

Total noninterest income increased to $3.8 million during the first quarter of 1999, from $3.2 million recorded during the first quarter of 1998. The majority of this increase was due to an increase in gain on sale of mortgage-backed securities available for sale of $737,000, along with increases in loan administrative and deposit related fees of

$456,000. These increases were partially offset by a decrease in other income of $537,000.


 Nointerest Expense

Total noninterest expense increased $801,000 to $9.9 million during the quarter ended March 31, 1999, from $9.1 million during the quarter ended March 31, 1998. Compensation and benefits increased $528,000 reflecting some one-time charges incurred in the first quarter of 1999, and increased medical expense. Occupancy and other expenses increased $316,000 mainly reflecting costs of new banking locations and additions to D&N's ATM network.

FINANCIAL CONDITION

Total assets at March 31, 1999 were $2.05 billion, an increase of $36.8 million from December 31, 1998. Earning assets represented approximately 97% of total assets as of March 31, 1999, substantially the same as at year-end 1998.

 Cash, Deposits and Investment Securities

Cash, deposits and investment securities were $124.0 million at March 31, 1999, down $22.0 million from December 31, 1998. This decrease was due to decreases in investment securities of $43.1 million, consisting of decreases in commercial paper of $34.9 million and decreases in U.S. treasury securities of $8.2 million. Cash and due from banks also decreased by $3.5 million during this period. Partially offsetting these decreases was an increase in interest-bearing deposits in other banks, of $24.6 million.


  Mortgage-Backed Securities

Mortgage-backed securities increased $70.9 million to $565.1 million at March 31, 1999 from $494.2 at December 31, 1998. During the period, the Company purchased $165.6 million of government agency collateralized mortgage obligations, with a weighted average yield of 6.13% and a weighted average life of 3.6 years. Sales of mortgage-backed securities during the period totaled $40.2 million, realizing a gain on sale of $737,000. The entire mortgage-backed securities portfolio experienced repayments and amortization of $51.7 million, plus a net decrease of $2.8 million in market value, recognized through stockholder's equity, on mortgage-backed securities available for sale.


 Net Loans Receivable

Net loans receivable decreased $11.0 million during the period to $1.32 billion at March 31, 1999. Loan originations of $147.3 million and purchases of $63.2 million were less than repayments of $158 million and sales of $63.5 million. Loan originations and purchases during the three months ended March 31, 1999 were $86.5 million for consumer loans, while residential mortgage loans and commercial loans were $95.4 million and $28.6 million, respectively.

 Nonperforming Assets and Risk Elements

     The following table sets forth the amounts and categories of risk elements in the Bank's loan portfolio.


                                                                                   March 31,  December 31,
                                                                                    1999          1998
                                                                                --------------------------
                                                                                  (Dollars in thousands)


   Nonaccruing loans                                                               $ 7,198        $ 7,867
   Accruing loans delinquent more than 90 days                                         130           --
                                                                                   -------        -------
     Total nonperforming loans                                                       7,328         7,867
   OREO and other repossessed assets                                                 2,124         1,372
                                                                                   -------        -------
     Total nonperforming assets                                                    $ 9,452       $ 9,239
                                                                                   =======       =======

   Nonperforming loans as a percentage of total loans                                 0.55%         0.59%
                                                                                   =======       =======

   Nonperforming assets as a percentage of total assets                               0.46%        0.46%
                                                                                   =======       =======

   Allowance for loan losses as a percentage as a
     percentage of nonperforming loans                                              150.71%      139.76%
                                                                                   =======       =======

   Allowance for loan and OREO losses as a percentage
     of nonperforming assets                                                        116.84%     119.01%
                                                                                   =======     =======

Nonperforming assets, before allowances for loans and OREO losses, increased  $213,000 during the period.


 Mortgage Servicing Rights (MSR's)

The Company's net investment in MSRs increased during the period to $5.1 million at March 31, 1999. The following table details activity in the portfolio for the periods indicated.


                                                                                     Three          Year Ended
                                                                                  Months Ended     December 31,
                                                                                 March 31, 1999       1998
                                                                                 --------------    ------------
                                                                                      (Dollars in thousands)
Balance at beginning of period                                                         $ 4,822      $ 2,136
Additions:
   Capitalized servicing                                                                   510        4,552
                                                                                       -------      -------
    Total                                                                                  510        4,552
Reductions:
   Scheduled amortization                                                                  300          605
   Additional amortization (recovery) due
    to changes in prepayment assumptions                                                   (50)       1,018
   Impairment                                                                               --           --
   Sale of servicing                                                                        --          243
                                                                                       -------      -------
    Total                                                                                  250        1,866
                                                                                       -------      -------
Balance at end period                                                                  $ 5,082      $ 4,822
                                                                                       =======      =======
Fair market value at end of period                                                     $ 5,639      $ 4,897
                                                                                       =======      =======

  Deposits

Deposits increased $8.2 million during the period to $1.27 billion at March 31, 1999. Certificates of deposit increased $19.9 million and savings deposits increased $6.7 million, while checking accounts and money market accounts decreased by $12.5 million and $6.0 million, respectively. The Company's cost of deposits decreased to 4.22% at March 31, 1999 compared to 4.29% at December 31, 1998, reflecting a change in mix of deposit products.

  Borrowings

Total borrowings increased $33.2 million during the period to $611.4 million at March 31, 1999. The Company's cost of borrowings was 5.62% at March 31, 1999, compared to 5.81% at December 31, 1998.


 Capital

According to federal regulations, the Bank must meet certain minimum capital ratios. As the following table indicates, the Bank's capital ratios at March 31, 1999 exceeded these requirements.


                                                                                          Tier 1
                                                Tangible      Core     Risk-based         Risk-based
                                                Capital       Capital  Capital            Capital
                                                --------     --------  ----------         ----------
                                                             (Dollars in thousands)


Actual capital                                 $134,396     $134,396     $144,295         $134,396
Required capital                                 30,944       61,888      101,053           50,527
                                               --------     --------     --------         --------
Excess capital                                 $103,452     $ 72,508     $ 43,242         $ 83,869
                                               ========     ========     ========         ========

Actual ratio                                       6.51%        6.51%       11.42%           10.64%
                                               ========     ========     ========         ========

Required ratio                                     1.50%        3.00%        8.00%            4.00%
                                               ========     ========     ========         ========

Consolidated stockholders' equity was $118.2 million at March 31, 1999 and represents 5.75% of consolidated assets.


  Liquidity

Liquidity is the ability to meet financial obligations when due. Regulatory authorities require that thrift institutions maintain liquidity consisting of cash, U.S. Government Securities and other specified assets, equal to at least 4% of net withdrawable accounts and to borrowings payable in one year or less. For March 31, 1999, the Bank's average liquidity ratio was 34.9%. At March 31, 1999, unused borrowing capacity as measured by the Bank's inventory of readily available but unpledged collateral was approximately $376 million. The Company considers its current liquidity and other funding sources sufficient to fund its outstanding loan commitments and scheduled liability maturities.

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


  YEAR 2000 COMPLIANCE

D&N utilizes various electronic computer systems for the delivery of its financial services products such as deposit accounts and loans, for the maintenance of its financial and other business records, and for general management purposes. Some of these systems include legacy procedures that may have been designed and historic data that may have been stored in such a manner that inconsistencies or failures might occur when dates from the new millennium are considered. Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer system include deposit accounts, commercial lending, consumer lending, financial control, and sales platform support applications provided by M&I Data Services, Inc.; mortgage lending applications provided by ALLTEL Information Services, Inc. and FiTech, Inc.; and internally maintained microcomputer and network systems which support management functions and communications.

D&N's Year 2000 project is progressing on schedule. The project is addressing computer hardware, software, procedures, large borrowers and facilities. This project began in October 1996 and is scheduled for completion by June 1999.

To date all at-risk computer hardware has been tested and confirmed Year 2000 compliant.

The four primary business applications (deposit account processing, installment loan account processing, general ledger and mortgage loan processing) have been certified Year 2000 compliant. The remaining applications systems are being tested and contingency plans have been developed to mitigate business operational risk.

D&N's internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software, are Year 2000 compliant as currently installed.

All newly acquired software is being tested for Year 2000 compliance before acceptance. Software testing has been done to verify date changes for 1999 to 2000, the identification and correct processing of leap years, along with numerous date projections from 1999 through the next millennium using day, month and year increments.

Manual procedures have been reviewed and scheduled for change where date specific actions occur. Necessary changes to supporting forms to properly record dates in the new millennium have been identified and are being made.

Large commercial borrowers have been reviewed for their Year 2000 readiness and, where necessary, their progress is being monitored for corrective action, their business continuation and ability to repay their loans. New loan customers are also being assessed for Year 2000 risk.

The building facilities owned and leased by the Bank have been reviewed for Year 2000 associated issues such as device controllers used for HVAC, elevators, alarms, vaults. Where necessary corrective actions have been taken.

Costs associated with addressing the Year 2000 issue as it affects D&N's third party applications is implicitly included in the contractual arrangements for those applications. D&N's total Year 2000 estimated project cost, which is based upon currently available information, included expenses for the review and testing of third parties including governmental applications. However, there can be no guarantee that the hardware, software and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Bank.

Year 2000 compliance costs incurred during 1998 totaled approximately $26,000. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimated Year 2000 compliance costs will not exceed $100,000. This estimate does not include normal ongoing costs for computer hardware, software, terminals and related devices that would be replaced with the Company's ongoing programs for updating its delivery infrastructure without the presence of the Year 2000 issue. The aforementioned Year 2000 project cost estimate may change as D&N progresses in its Year 2000 programs and obtains additional information associated with, and conducts further testing concerning third parties. At this time no significant projects have been delayed as a result of D&N's Year 2000 effort. Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner.
As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, under the most reasonable likely worst case scenario, the Company would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially effect the Company. The Company could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

  OTHER MATTERS

On December 1, 1998, the Company announced that it had entered into a definitive agreement to merge with Republic Bancorp Inc. (NASDAQ:RBNC), whereby Republic Bancorp will be the surviving corporation. The combined company will create the fourth largest bank holding company with headquarters in Michigan with over $4 billion in assets. The merger is subject to shareholder and regulatory approvals, and is expected to be completed in the second quarter of 1999.

The operations of D&N Financial Corporation, and the financial services industry generally, are influenced by many factors, including the interest rate environment, competition, legislative and regulatory developments and general economic conditions.

Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to various factors that could cause actual results to differ materially from these statements. Factors that might cause such a difference include, but are not limited to: regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors.

                           D&N FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION


 ITEM 1:       LEGAL PROCEEDINGS
                         None

 ITEM 2:       CHANGES IN SECURITIES
                         None

 ITEM 3:       DEFAULTS UPON SENIOR SECURITIES
                         None

 ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a)  The annual meeting of stockholders was held on April
                    27, 1999.

               (b) The matters approved by stockholders at the annual meeting and the number of votes cash, against and withheld (as well as the number of abstentions and broker non-votes) as to each matter are set forth below:


                    Approval and adoption of the Agreement and Plan of Merger dated as of December 1, 1998 between Republic Bancorp Inc. and D&N Financial Corp., and all of the transactions contemplated by the merger agreement:

                    For                                     7,152,231
                    Against                                   197,191
                    Abstain                                    14,564
                    Broker Non-Votes                        1,327,445

                    Election of the following Directors for a three-year term:

                                                                     Broker
                                                  For     Withheld  Non-Votes
                                               ---------  --------  ---------
                    George J. Butvilas         8,595,032    96,399     --
                    B. Thomas M. Smith, Jr.    8,609,939    81,492     --
                    Steve E. Zack              8,606,876    84,555     --

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           (CONTINUED)

           Ratification of PricewaterhouseCoopers LLP as auditors for the fiscal year ended December 31, 1999.

              For                           8,571,040
              Against                          25,097
              Abstain                          95,294
              Broker Non-Votes                  -0-

            Ratification of a stockholder proposal regarding director compensation:

              For                           1,101,858
              Against                       5,922,927
              Abstain                         339,201
              Broker Non-Votes              1,327,445

ITEM 5:     OTHER INFORMATION

            On March 24, 1999, the Company's registration statement (Form S-4) was declared effective with the Securities and Exchange Commission, pursuant to rule 424(b)(3), relating to the proposed merger of the Company with Republic Bancorp Incorporated. This registration statement was in the form of a definitive joint proxy/prospectus for D&N Financial Corporation and Republic Bancorp Incorporated.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a) The following exhibits are included herein:

                (27)    Financial Data Schedule

                (99)    Additional exhibits

                        I.    Interest rate/volume analysis:
                                   quarter ended 3/31/99 vs.
                                      quarter ended 3/31/98

            (b)  Reports on Form 8-K:

                        No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

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



    Date:    May 14, 1999
           ---------------------------------